Form 10QSB
period 1999-06-30
ADVANCED SYSTEMS INTERNATIONAL INC
filed 1999-08-16
CIK 1070497

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 1999


                                       or


         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from        to
                                                       -------  -------


                       Commission file number  0-25897
                                              -----------

                           ---------------------------


                      ADVANCED SYSTEMS INTERNATIONAL, INC.
        (Exact name of small business Issuer as specified in its charter)


                NEVADA                             13-3953047
                (State of other jurisdiction       (I.R.S. Employer
                of incorporation or organization)  Identification No.)


              25300 Telegraph Rd., Suite 455, Southfield, MI 48034
                    (Address of principal executive offices)

                                 (248) 263-0000
                           (Issuer's telephone number)


                          -----------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     No X.

Shares of the Registrant's Common Stock, par value $.00l per share, outstanding as of July 15, 1999: 11,700,579.

                      PART I - ITEM 1. FINANCIAL STATEMENTS


     The following unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders' equity and cash flows of the Company have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form 10-SB, filed April 29, 1999, as amended on July 19, 1999 and August 9, 1999. The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

                      ADVANCED SYSTEM INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                                               Unaudited
                                                                                   As of June 30,   As of December 31,
                                                                                       1999               1998

ASSETS
CURRENT ASSETS
Cash                                                                               $   275,751        $   225,491
Accounts Receivable (Net of Allowance of $8,700 at June 30 and Dec. 31.)             1,540,433            494,063
Inventory                                                                               32,065             23,642
Prepaid Expenses                                                                        40,476              9,169

                                                                                 ---------------------------------
     TOTAL CURRENT ASSETS                                                            1,888,725            752,365

PROPERTY & EQUIPMENT - AT COST
Computer Equipment                                                                     272,238            185,148
Office Equipment                                                                        76,162             68,126
Leasehold Improvements                                                                  37,215             27,477
                                                                                 ---------------------------------
                                                                                       385,615            280,751

     Less Accumulated Depreciation and Amortization                                    123,504             83,139

TOTAL PROPERTY & EQUIPMENT                                                             262,112            197,612

OTHER ASSETS
Deposits                                                                                36,626             62,292
Software Development Costs, less $28,350 and $0 accumulated amortization at June 30,
      1999, and December 31, 1998, respectively.                                       327,369            296,195
Organization Costs, less accumulated amortization of $25,361 and
     $21,628 at June 30, 1999 and December 31, 1998, respectively.                      11,183             15,675
                                                                                 ---------------------------------
TOTAL ASSETS                                                                       $ 2,526,014        $ 1,324,139
                                                                                 =================================

LIABILITIES & CAPITAL
CURRENT LIABILITIES
Current Maturities of Long-Term Obligations                                        $   262,666        $   328,013
Current Maturities of Long-Term Obligations To Related Parties                          88,000             88,000
Customer Deposits                                                                      602,814             96,638
Accounts Payable                                                                       364,493            356,497
Accrued Liabilities
     Payroll                                                                           180,326            235,615
     Payroll Taxes                                                                       7,179             24,840
     Interest                                                                            9,728              3,851
     Other                                                                             186,796                  -
                                                                                 ---------------------------------
                                                                                       384,030            264,306

     TOTAL CURRENT LIABILITIES                                                       1,702,003          1,133,454

LONG TERM OBLIGATIONS, LESS CURRENT MATURITIES                                           3,667            319,922
LONG TERM OBLIGATIONS TO RELATED PARTIES, LESS CURRENT MATURITIES                       29,822             62,822


STOCKHOLDERS' DEFICIT
Preferred Stock - $.001 Par Value; authorized, 10,000,000
     shares; none issued and outstanding                                                     -                  -
Common Stock - $.001 par value; authorized, 20,000,000
     shares;  11,157,672 and 8,136,667 shares issued and outstanding at December 31, 1998 and 1997, respectively.  11,700,579 Issued and
     outstanding at June 30, 1999.                                                      11,701             11,158
Additional paid-in capital                                                           5,657,120          5,356,775
Accumulated Deficit                                                                 (4,878,298)        (5,559,992)


                                                                                 ---------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                          $ 2,526,014        $ 1,324,139
                                                                                 =================================


                      ADVANCED SYSTEM INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS DEFICIT


                                                                       Additional
                                                      Common            Paid-In            Accumulated
                                                       Stock            Capital              Deficit             Total
                                                    -----------     ----------------    -----------------    --------------
Balance at January 1, 1997                             $ 4,907          $ 1,569,974          $(2,174,825)       $ (599,944)

Issuance of 2,980,000 shares of stock
in connection with reverse acquisition and
recapitalization                                         2,980              997,020                    -         1,000,000

Issuance of 250,000 Shares of Stock                        250              299,750                    -           300,000

Net Loss                                                     -                    -           (1,895,492)       (1,895,492)
                                                    -----------     ----------------    -----------------    --------------

Balance At December 31, 1997                             8,137            2,866,744           (4,070,317)       (1,195,436)

Issuance of 2,194,082 Shares of Stock                    2,194            1,888,875                    -         1,891,069

Conversion of Debentures and Interest to
899,840 shares of stock                                    900              674,000                    -           674,900

Foreclosure on Loan Receivable -- stockholder
     (72,917 shares)                                       (73)             (72,844)                               (72,917)

Net Loss                                                     -                    -           (1,489,675)       (1,489,675)
                                                    -----------     ----------------    -----------------    --------------

Balance At December 31, 1998                            11,158            5,356,775           (5,559,992)         (192,059)

Issuance of 542,907 shares of stock                        543              300,344                    -           300,887

Net Earnings                                                 -                    -              681,694           681,694
                                                    -----------     ----------------    -----------------    --------------

Balance at June 30, 1999 (Unaudited)                    11,701            5,657,119           (4,878,298)          790,522


                      ADVANCED SYSTEM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                 Six Months Ended
                                                                                         June 30, 1999       June 30, 1998
                                                                                        ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings/(Loss)                                                                        $   681,695          $ (363,451)
     Adjustments to Reconcile net gain to net cash used in operating activities
             Depreciation and Amortization                                                      44,858              29,463
             Change in Assets & Liabilities
                        Increase in Accounts Receivable                                     (1,035,796)           (367,969)
                        Increase in Inventories                                                 (8,422)            (16,478)
                        (Increase) Decrease in Deposits                                         25,666             (44,620)
                        (Increase) Decrease in Prepaid Expenses                                (30,939)             20,568
                        Increase (Decrease) in Accounts Payable                                  7,997            (104,629)
                        Increase (Decrease) in Accrued Liabilities                             119,353             158,107
                        Increase (Decrease) in Customer Deposits                               506,175             161,245
                                                                                        ---------------     ---------------
                                   Net Cash Provided (Used) By Operating Activities            310,587            (527,764)


CASH FLOWS FROM INVESTING ACTIVITIES
             Purchase of Property and Equipment                                               (115,440)            (38,010)
             (Increase) Decrease in Software Development Costs                                 (31,174)                760
                                                                                        ---------------     ---------------
                                   Net Cash Used In Investing Activities                      (146,614)            (37,250)


CASH FLOWS FROM FINANCING ACTIVITIES
             Proceeds from Issuance of Obligations                                             250,000              10,350
             Repayment of Obligations                                                         (624,250)            (12,978)
             Proceeds from Issuance of Obligations to Related Parties                          170,000             100,000
             Proceeds from Issuance of Common Stock                                            293,536             488,065
             Repayments of Related Party Obligations                                          (203,000)            (50,233)
                                                                                        ---------------     ---------------
                                   Net Cash Provided by Financing Activities                  (113,714)            535,204


                                                                                        ---------------     ---------------
NET INCREASE (DECREASE) IN CASH                                                                 50,260             (29,809)


CASH AT APRIL 1                                                                                225,491              68,132


                                                                                        ---------------     ---------------
CASH AT JUNE 30                                                                            $   275,751          $   38,323

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
             Cash Paid During the Period For Interest                                      $    82,772          $   46,130


                      ADVANCED SYSTEM INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                      Three Months Ended June 30,      Six Months Ended June 30,
                                                        1999              1998            1999          1998
                                               -----------------------------------------------------------------
Sales                                               $ 2,202,377        $ 647,312      $3,964,637     $  961,313

Cost of Sales                                           283,750           48,589         402,584         75,201
                                               -----------------------------------------------------------------

Gross Profit                                          1,918,627          598,723       3,562,053        886,112

Operating Expenses
Sales & Marketing                                       423,359          158,650         835,885        311,247
Research & Development                                  304,615           55,242         407,096        114,434
General & Administrative                                732,724          377,658       1,539,680        764,436

                                               -----------------------------------------------------------------
Gain/(Loss) From Operations                             457,928            7,172         779,392       (304,006)

Other Expense
Interest Expense                                         82,575           28,124          97,698         59,446
                                               -----------------------------------------------------------------
                                                         82,575           28,124          97,698         59,446

Net Earnings/(Loss)                                 $   375,353        $ (20,951)    $   681,695     $ (363,451)
                                               =================================================================

Earnings/(Loss) Per Share - basic                   $      0.03        $       -     $      0.06     $    (0.04)
                                               =================================================================

Earnings/(Loss) Per Share - diluted                 $      0.02        $       -     $      0.04     $    (0.03)
                                               =================================================================


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain statements in this Form 10-QSB and in our future filings with the Securities and Exchange Commission, and in our written and oral statements, constitute "forward-looking statements" under the "safe harbor" provisions of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. For example, words such as "believe," "expect" and "anticipate" identify forward-looking statements. These statements reflect our current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to our operations and business environment which may cause actual results to be materially different from any future results expressed or implied by such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements.

SUMMARY

         The information in this section should be read together with the consolidated, unaudited, interim financial statements that are included elsewhere in this Form 10-QSB. Those interim financial statements include all adjustments which we have deemed necessary in order to make them not misleading.

         Advanced Systems International, Inc. achieved significant growth, as well as profitability, for the six month period ended June 30, 1999. AdSys anticipates continued positive earnings in 1999 resulting from installations at several Fortune 1000 companies, in industries such as automotive supply, food processing, entertainment, furniture manufacturing, paper processing and other manufacturing sectors.

         AdSys has entered into a software marketing agreement with Electronic Data Systems. The focus of the agreement is to reach automotive, automotive-supplier, entertainment and other clients currently under contract with EDS. We believe that the EDS agreement provides added credibility for our products and services, as well as revenue growth potential as the relationship matures.

         We believe the non-proprietary "Distributed Transaction Processing" sector of the "middleware" industry is in its early stages and is currently experiencing high growth. We anticipate successful entrance in this market, enhancing long-term growth potential by providing two separate but compatible software products, ATServer(R) and ATLink(TM). ATServer is a registered trademark of AdSys; we also claim common-law and pending trademark rights in ATLink.

RESULTS OF OPERATIONS

Results of six month periods ended June 30, 1999 and June 30, 1998

         REVENUES

         AdSys enjoyed net earnings of $681,695 for the first six months of 1999, as compared with a net loss of $363,451 for the six month period ended June 30, 1998. This difference is largely attributable to a significant increase in sales to $3,964,637 in the first six months of 1999, from $961,313 for the first six months of 1998. The growth in sales reflects our continued expansion of our ATServer customer list, as well as further sales penetration at existing client sites. Revenue for this period was derived primarily from sales of ATServer software, hardware, and related implementation and maintenance, although we also engaged in the implementation of our first ATLink client in the second quarter of 1999.

         OPERATING EXPENSES

         Operating expenses increased dramatically in the first six months of 1999, as compared with the six month period ended June 30, 1998. This increase is primarily due to growth in number of employees and increased sales, and is reflected in increases in compensation and related benefits, which increased to $1,646,748 for the six month period ended June 30, 1999, from $719,776 for the six month period ended June 30, 1998, and in greater travel expense, which increased to $179,161 for the six month period ended June 30, 1999, from $51,638 for the six month period ended June 30, 1998. AdSys also incurred increased legal and accounting expenses of $132,738 for the six month period ended June 30, 1999, as compared with $43,921 for the six month period ended June 30, 1998, a significant portion of which was preparation for the requirements of being a public company subject to reporting requirements. As a result of our expansion and occupation of new office space, premises-related costs were $175,258 for the six month period ended June 30, 1999, as compared with $50,063 for the six month period ended June 30, 1998.

         Sales and Marketing. Sales and marketing expenses increased to $835,885 for the six month period ended June 30, 1999, from $311,247 for the six month period ended June 30, 1998. The increase was primarily attributable to AdSys' hiring of additional sales personnel, which increased sales and marketing expenses by $179,247, payment of larger commissions in connection with higher sales revenue and more clients, which increased sales and marketing expenses by $149,838, and undertaking intensified marketing efforts, both in-house and through our third party consultants, which together increased sales and marketing expenses by $90,198.

         Research and Development. Research and development expenses increased to $407,096 for the six month period ended June 30, 1999, from $114,434 for the six month period ended June 30, 1998. The increase is chiefly attributable to an expansion of our development team, whose work focuses on enhancing both the ATServer and ATLink products, which accounted for an increase of $153,027 in research and development expenses. AdSys also increased its usage of outside consultants during the six month period ended June 30, 1999, which resulted in an increase of $109,512 in research and development expenses.

         General and Administrative. General and administrative expenses increased to $1,539,680 for the six month period ended June 30, 1999, from $764,436 for the six month period ended June 30, 1998. This increase was primarily due to a greater number of employees, which resulted in a $451,705 increase to general and administrative expenses, additional travel costs resulting from increased business activity, which resulted in an increase of $40,717, and the relocation of our corporate headquarters to a new facility to accommodate expansion, which resulted in an increase of $59,339.

LIQUIDITY AND CAPITAL RESOURCES

         We currently believe that operations will generate sufficient cash flow to fund AdSys' anticipated short-term liquidity needs. We currently have a liquidity credit arrangement with a commercial bank for borrowing against our accounts receivable, to address liquidity needs pending customer payments. The maximum currently available to AdSys under this arrangement, in which we are required to pay the bank a fee of two percent of each total invoice against which we borrow, is $1.8 million. As of August 1, 1999, AdSys had drawn a balance of $1.3 million under this facility. We also borrowed $250,000 from the same bank on a one-year term loan, with interest accruing at 1.5% above the bank's index rate (yielding a rate of 9.25% as at June 30, 1999). These financing arrangements are terminable on 60 days written notice. Using proceeds from these arrangements, we retired our previous outstanding debt of approximately $570,000 with a prior lender.

         During the second quarter of 1999, we also established an equipment leasing relationship with Primex, a private leasing company. As of June 30, 1999, we had leased equipment with an outstanding balance of approximately $42,000 owing to Primex.

         Although we believe that operations will yield sufficient liquidity, no assurance can be given that additional sources of capital will not be required. To take advantage of high growth in the "middleware" industry, we plan to raise additional capital in the second half of 1999 in the debt or equity markets based on an acceptable strike price and certain business conditions. Circumstances in which we would consider raising additional capital include a desire for a stronger capital base, investment in product development, acquisitions of companies with synergistic value, resource procurement based on a definable implementation schedule or backlog, and/or office space expansion. The extent to which such additional financing is available will affect the level to which AdSys pursues these discretionary growth actions.


                           PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits


        27.  Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Advanced Systems International, Inc.
                               (the "Registrant")

Date: August 13, 1999           /s/ Robert C. DeMerell
                               ----------------------
                               Robert C. DeMerell
                               Chief Financial Officer (Principal
                               Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.                   Description
-----------                   -----------

    27                        Financial Data Schedule