Form 10QSB
period 1999-09-30
ADVANCED SYSTEMS INTERNATIONAL INC
filed 1999-11-22
CIK 1070497

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the Quarter Ended September 30, 1999


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


                          -----------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No  .

Shares of the Registrant's Common Stock, par value $.00l per share, outstanding as of September 30, 1999: 11,700,579.

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


The following unaudited consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders' equity and cash flows of the Company have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form SB-2, filed November 19, 1999. The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


                                                                                         As of Sept. 30,     As of December 31,
                                                                                               1999                1998
                                                                                       ---------------------------------------
ASSETS
CURRENT ASSETS

Cash                                                                                        $    65,773       $   225,491
Accounts Receivable (Net of Allowance of $8,700 at Sept. 30 and Dec. 31.)                     2,159,410           494,063
Inventory                                                                                        31,836            23,642
Prepaid Expenses                                                                                 86,266             9,169

                                                                                       ---------------------------------------
     TOTAL CURRENT ASSETS                                                                     2,343,285           752,365

PROPERTY & EQUIPMENT - AT COST
Computer Equipment                                                                              252,045           185,148
Office Equipment                                                                                 80,901            68,126
Leasehold Improvements                                                                           53,153            27,477
                                                                                       ---------------------------------------
                                                                                                386,099           280,751

     Less Accumulated Depreciation and Amortization                                             148,917            83,139
                                                                                       ---------------------------------------

TOTAL PROPERTY & EQUIPMENT                                                                      237,182           197,612

OTHER ASSETS
Deposits                                                                                         32,836            62,292
Software Development Costs, less $56,700 and $0 accumulated amortization at Sept. 30,
      1999, and December 31, 1998, respectively.                                                299,019           296,195
Organization Costs, less accumulated amortization of $27,228 and
     $21,628 at Sept. 30, 1999 and December 31, 1998, respectively.                               9,316            15,675
                                                                                       ---------------------------------------
TOTAL ASSETS                                                                                $ 2,921,638       $ 1,324,139
                                                                                       =======================================

LIABILITIES & CAPITAL
CURRENT LIABILITIES
Current Maturities of Long-Term Obligations                                                 $   262,666       $   328,013
Current Maturities of Long-Term Obligations To Related Parties                                   88,000            88,000
Customer Deposits                                                                               401,159            96,638
Accounts Payable                                                                                812,167           356,497
Accrued Liabilities
     Payroll                                                                                    197,481           235,615
     Payroll Taxes                                                                                4,609            24,840
     Interest                                                                                     6,233             3,851
     Other                                                                                      318,191                 -
                                                                                       ---------------------------------------
                                                                                                526,514           264,306

     TOTAL CURRENT LIABILITIES                                                                2,090,506         1,133,454

LONG TERM OBLIGATIONS, LESS CURRENT MATURITIES                                                    6,064           319,922
LONG TERM OBLIGATIONS TO RELATED PARTIES, LESS CURRENT MATURITIES                                13,322            62,822


STOCKHOLDERS' DEFICIT
Preferred Stock - $.001 Par Value; authorized, 10,000,000
     shares; none issued and outstanding                                                              -                 -
Common Stock - $.001 par value; authorized, 20,000,000
     shares;  11,700,579  and 11,157,672 shares issued and outstanding
     at September 30, 1999 and December 31, 1998, respectively.                                  11,701            11,158
Additional paid-in capital                                                                    5,657,120         5,356,775
Accumulated Deficit                                                                          (4,857,075)       (5,559,992)

                                                                                       ---------------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                                   $ 2,921,638       $ 1,324,139
                                                                                       =======================================

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY/(DEFICIT)


                                                                            Additional
                                                          Common             Paid-In             Accumulated
                                                          Stock              Capital               Deficit               Total
                                                       ------------     -----------------     -----------------     ---------------
Balance at January 1, 1997                                 $ 4,907           $ 1,569,974           $(2,174,825)         $ (599,944)

Issuance of 2,980,000 shares of stock
in connection with reverse acquisition and
recapitalization (Note A)                                    2,980               997,020                     -           1,000,000

Issuance of 250,000 Shares of Stock                            250               299,750                     -             300,000

Net Loss                                                         -                     -            (1,895,492)         (1,895,492)
                                                       ------------     -----------------     -----------------     ---------------

Balance At December 31, 1997                                 8,137             2,866,744            (4,070,317)         (1,195,436)

Issuance of 2,194,082 Shares of Stock                        2,194             1,888,875                     -           1,891,069

Conversion of Debentures and Interest to
899,840 shares of stock                                        900               674,000                     -             674,900

Foreclosure on Loan Receivable -- stockholder
     (72,917 shares)                                           (73)              (72,844)                                  (72,917)

Net Loss                                                         -                     -            (1,489,675)         (1,489,675)
                                                       ------------     -----------------     -----------------     ---------------

Balance At December 31, 1998                                11,158             5,356,775            (5,559,992)           (192,059)

Issuance of 542,907 shares of stock                            543               300,345                     -             300,888

Net Earnings                                                     -                     -               702,917             702,917
                                                       ------------     -----------------     -----------------     ---------------

Balance at Sept. 30, 1999 (Unaudited)                       11,701             5,657,120            (4,857,075)            811,746

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                     Nine Months Ended
                                                                                             Sept 30, 1999        Sept 30, 1998
                                                                                             -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings/(Loss)                                                                           $   702,917          $  (479,205)
     Adjustments to Reconcile net gain to net cash used in operating activities
              Depreciation and Amortization                                                       128,837               49,464
              Change in Assets & Liabilities
                          Increase in Accounts Receivable                                      (1,654,772)            (702,659)
                          Increase in Inventories                                                  (8,193)             (24,352)
                          (Increase) Decrease in Deposits                                          29,456              (49,387)
                          (Increase) Decrease in Prepaid Expenses                                 (77,097)              20,364
                          (Increase) Decrease in Software Development Costs                       (59,524)                 760
                          Increase (Decrease) in Accounts Payable                                 455,672              (39,257)
                          Increase in Accrued Liabilities                                         266,802              214,938
                          Increase in Customer Deposits                                           304,521              169,385
                                                                                              -----------          -----------
                                      Net Cash Provided (Used) By Operating Activities             88,619             (839,949)


CASH FLOWS FROM INVESTING ACTIVITIES
              Purchase of Property and Equipment                                                 (115,923)            (136,411)


CASH FLOWS FROM FINANCING ACTIVITIES
              Proceeds from Issuance of Obligations                                               250,000               13,610
              Repayment of Obligations                                                           (626,450)             (12,978)
              Proceeds from Issuance of Obligations to Related Parties                            170,000              100,000
              Proceeds from Issuance of Common Stock                                              293,536            1,086,172
              Repayments of Related Party Obligations                                            (219,500)             (50,233)
                                                                                              -----------          -----------
                                      Net Cash Provided (Used) by Financing Activities           (132,414)           1,136,571


                                                                                              -----------          -----------
NET INCREASE (DECREASE) IN CASH                                                                  (159,718)             160,211


CASH AT JANUARY 1                                                                                 225,491               68,132


                                                                                              -----------          -----------
CASH AT SEPT 30                                                                               $    65,773          $   228,343


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
              Cash Paid During the Period For Interest

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 Three Months Ended Sept 30,        Nine Months Ended Sept 30,
                                                     1999            1998             1999             1998
                                               --------------------------------------------------------------------
Sales                                               $ 2,132,808      $  867,296    $ 6,097,443     $  1,828,609

Cost of Sales                                           298,212          34,795        695,046          109,996
                                               --------------------------------------------------------------------

Gross Profit                                          1,834,596         832,501      5,402,397        1,718,613

Operating Expenses
Sales & Marketing                                       598,431         303,898      1,536,827          635,345
Research & Development                                  333,754         124,451        754,765          228,885
General & Administrative **                             853,541         494,724      2,282,548        1,248,960

                                               --------------------------------------------------------------------
Gain/(Loss) From Operations                              48,870         (90,572)       828,257         (394,577)

Other Expense
Interest Expense                                         27,646          25,182        125,340           84,628


Net Earnings/(Loss)                                 $    21,224      $ (115,754)     $ 702,917         (479,205)
                                               ====================================================================

Earnings/(Loss) Per Share - basic                   $         -      $    (0.01)     $    0.06     $      (0.06)
                                               ====================================================================

Earnings/(Loss) Per Share - diluted                 $         -      $    (0.01)     $    0.04     $      (0.06)
                                               ====================================================================


** General and Administrative Costs Include Implementation/Customer Support
   Costs

         MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

SUMMARY

         The information in this section should be read together with the consolidated, unaudited, interim financial statements that are included elsewhere in this Form 10-QSB. Those interim financial statements include all adjustments, which we have deemed necessary in order to make them not misleading.

         Advanced Systems International, Inc. (AdSys) has attained significant growth, as well as profitability, for the nine-month period ended September 30, 1999. AdSys anticipates continued positive earnings for the remainder of 1999 resulting from installations at several Fortune 1000 companies, in industries such as automotive supply, food processing, entertainment, furniture manufacturing, paper processing and other manufacturing sectors.

         We also are working with other partners to locate, attract, and serve customers within our market niche - the Fortune 1000.

         We believe the non-proprietary "Distributed Transaction Processing" sector of the "middleware" industry is in its early stages and is currently experiencing high growth. We are experiencing successful entrance in this market, enhancing long-term growth potential by providing two separate but compatible software products, ATServer and ATLink. ATServer is a registered trademark of AdSys; we also claim common-law and pending trademark rights in ATLink.

  RESULTS OF OPERATIONS - RESULTS OF NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

         REVENUES

         AdSys realized net earnings of $702,917 for the first nine months of 1999, as compared with a net loss of $479,205 for the nine month period ended September 30, 1998. This difference is largely attributable to a significant increase in sales to $6,097,443 in the first nine months of 1999, from $1,828,609 for the first nine months of 1998. The growth in sales reflects our continued expansion of our ATServer customer list, as well as further sales penetration at existing client sites. Revenue for this period was derived primarily from sales of ATServer software, hardware, and related implementation and maintenance, although we have expanded in the implementation of our first ATLink client to a second location in the third quarter of 1999, as well as retaining the Company's second ATLink Customer.

         OPERATING EXPENSES

         Operating expenses increased dramatically in the first nine months of 1999, as compared with the nine-month period ended September 30, 1998. This increase is primarily due to growth in number of employees and increased sales, and is reflected in increases in compensation and related benefits, which increased to $2,745,880 for the nine month period ended September 30, 1999, from $1,221,497 for the nine month period ended September 30, 1998. The Company also experienced an increase in Cost of Goods Sold, primarily composed of costs of reselling hardware, of $585,050 from $109,996 for the nine months ended September 30, 1998 to $695,046 for the nine months ended September 30, 1999. Also, the Company has incurred greater travel expense, which increased to $259,018 for the nine month period ended September 30, 1999, from $109,867 for the nine month period ended September 30, 1998. AdSys also incurred increased legal and accounting expenses of $219,958 for the nine month period ended September 30, 1999, as compared with $58,522 for the nine month period ended September 30, 1998, a significant portion of which was preparation for the requirements of being a public company subject to reporting requirements. As a result of our expansion and occupation of new office space, premises-related costs were $288,410 for the nine-month period ended September 30, 1999, as compared with $85,383 for the nine month period ended September 30, 1998. Consulting costs, relating to development efforts, recruiting of professionals, and implementation support, rose for the nine months ended September 30, 1999 by $165,591, from

         $180,266 for the nine month period ended September 30, 1998 to $345,857 for the same period in 1999.

                  Sales and Marketing. Sales and marketing expenses increased to $1,536,827 for the nine-month period ended September 30, 1999, from $635,345 for the nine month period ended September 30, 1998. The increase was primarily attributable to AdSys' hiring of additional sales personnel, which increased sales and marketing expenses by $281,923, and payment of larger commissions in connection with higher sales revenue and more clients, which increased sales and marketing expenses by $292,834. Costs of traveling increased to $135,349 for the nine months ended September 30, 1999 from $21,467 for the nine months ended September 30, 1998, an increase of $113,382.

                  Research and Development. Research and development expenses increased to $754,765 for the nine-month period ended September 30, 1999, from $228,885 for the nine month period ended September 30, 1998. The increase is chiefly attributable to an expansion of our development team, whose work focuses on enhancing the ATServer, LABORVIEW.com, and ATLink products, which accounted for an increase of $242,248 in research and development expenses. AdSys also increased its usage of outside consultants during the nine month period ended September 30, 1999, which resulted in an increase of $201,522 in research and development expenses.

                  General and Administrative. General and administrative expenses increased to $2,282,548 for the nine-month period ended September 30, 1999, from $1,248,960 for the nine month period ended September 30, 1998. This increase was primarily due to a greater number of employees, which resulted in a $736,165 increase to general and administrative expenses. The increase is also due to larger accounting and legal expenses of $166,436 for the nine months ended September 30, 1999, a significant amount which was due to preparation for and implementation of being a reporting public company.

LIQUIDITY AND CAPITAL RESOURCES

         We have a line of credit with a commercial bank for borrowing against our accounts receivable, to address liquidity needs pending customer payments. The maximum currently available to us under this arrangement, in which we are required to pay the bank a fee of two percent of each total invoice against which we borrow is $1.8 million. As of November 1, 1999, we had drawn a balance of approximately $1.4 million under this facility. We also borrowed $250,000 from the same bank on a one-year term loan, with interest accruing at 1.5% above the bank's index rate (yielding a rate of 9.75% as at September 30, 1999). These financing arrangements are terminable on 60 days written notice. Using proceeds from these arrangements, we retired our previous outstanding debt of approximately $570,000 with a prior lender.

         During the second quarter of 1999, we also established an equipment leasing relationship with Primex, a private lending company. As of June 30, 1999, we had leased equipment with an outstanding balance of $42,000 owing to Primex.

         In November 1999, we entered into commitments for a 90-day financing arrangement to borrow a total of $500,000 from private investors, who will receive a 5% fee and monthly interest payments of 12%, as well as warrants to acquire a total of 150,000 shares of AdSys common stock at $1.00 per share. These funds will be used for working capital, and the loan will be repaid without penalty upon the consummation of our planned $3.0 million term loan, as described below.

         In November 1999, we also agreed to terms for a subordinated secured financing arrangement with an institutional lender, under which we anticipate borrowing $3.0 million for a three year term, with a fixed interest rate of 11.5%. Interest payments will be made monthly, and the principal will be due in a lump sum at the end of the term. We may prepay this loan without penalty. The lender will also receive warrants to acquire a total of 1.5 million shares of AdSys common stock, exercisable over a three year period, at exercise prices ranging from $1.00 to $2.25 per share. Consummation of this loan is subject to satisfaction of certain customary conditions such as lender due diligence. The proceeds of this loan will be used to repay the $500,000 short-term loan described above, and for working capital.

         Although we believe that operations, together with the financing described above, will yield sufficient liquidity, no assurance can be given that additional sources of capital will not be required. The Company would consider working with the equity markets based on an acceptable strike price and certain business conditions. Circumstances in which we would consider raising additional capital include a desire for a stronger capital base, investment in product development, acquisitions of companies with synergistic value, resource procurement based on a definable implementation schedule or backlog, and/or office space expansion. The extent to which such additional financing is available will affect the level to which AdSys pursues these discretionary growth actions.

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


                              Advanced Systems International, Inc.
                              (the "Registrant")

Date: November 22, 1999       /s/ Robert C. DeMerell
                              ------------------------------------
                              Robert C. DeMerell
                              Chief Financial Officer (Principal
                              Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.         Description
-----------         -----------

    27              Financial Data Schedule