Form 10KSB40
period 1999-12-31
ADVANCED SYSTEMS INTERNATIONAL INC
filed 2000-03-30
CIK 1070497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1999

              [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM       TO
                                            -------   -------

                         Commission File Number: 0-25897

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
                  (Name of issuer as specified in its charter)

    NEVADA                                           13-3953047
   (State or other jurisdiction of               (I.R.S. Employer I.D. No.)
    incorporation or organization)

                         25300 TELEGRAPH ROAD, SUITE 455
                           SOUTHFIELD, MICHIGAN 48037
                    (Address of principal executive offices)

                                  248-263-0000
                           (Issuer's telephone number)

    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                         COMMON STOCK, $0.001 PAR VALUE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   X     No     .
    -----     -----

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The issuer's revenues for the year ending December 31, 1999 were $6,868,530.

         As of March 29, 2000, 12,973,510 shares of Common Stock of the registrant were outstanding, and the aggregate market value of the Common Stock of the registrant as of that date (based upon the last reported sale price of the Common Stock reported on that date by the Nasdaq OTCBB), excluding outstanding shares beneficially owned by directors and officers, was $20,869,450.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS

ADVANCED SYSTEMS INTERNATIONAL, INC.

         Advanced Systems International, Inc., ("AdSys" or the "Company") a Nevada corporation, is the holding company for one operating subsidiary, Automatic Time Systems Corp., ("ATS"). ATS is a developer and supplier of labor management, data integration and Business to Business extension software application services. ATS also offers on-going support necessary for the deployment of enterprise-wide data management. ATS markets its products through direct sales and in conjunction with strategic partners.

         AdSys and ATS are headquartered in Southfield, Michigan, a suburb of Detroit. Our fiscal year end is December 31.

BACKGROUND

         ATS was formed in 1995 to acquire substantially all the assets and certain liabilities of Automated Time Systems Corp. This acquisition was completed in early 1996.

         AdSys was formed in October 1996, and was originally named Bennington Corporation. From October 1996 to May 1997, Bennington had no assets, shareholders or operations. In May 1997, Bennington issued 2,000,000 shares for aggregate consideration of $20,000.

         In June 1997, Bennington consummated an equity placement of 980,000 shares for aggregate consideration of $980,000. On July 8, 1997, Bennington, then a publicly held (but not traded) shell company, acquired ATS via a "reverse takeover" merger. In that transaction, the ATS shareholders received 4,906,667 (62%) of Bennington's then outstanding shares, with the prior Bennington shareholders retaining the balance of 2,980,000 shares (38%).
Bennington then changed its name to Advanced Systems International, Inc.

         In late 1998, ATS entered into a software marketing and license agreement with Electronic Data Systems Corporation ("EDS"). Under the agreement, EDS may obtain and resell ATS's products, and may engage or subcontract ATS to provide installation, consulting, development, support, and other services. In 1999, this relationship generated 31% of the total revenue for the Company.

PRODUCTS
         ATS addresses 3 critical business to business or B2B issues:

- Allowing real-time access to information required for effective order fulfillment,
-  Enabling integration of front to back office applications,
- Providing real-time labor and product costing information essential for intelligent competition in the Internet Economy.

The company's products enable organizations to track critical production inventory, fulfillment and labor data in real-time to support the cost efficient, streamlined supply chain and E-Business initiatives of its customers.


         In order to provide a complete solution, ATS bundles implementation services, hardware and on-going support for its products together with its software products. Key markets include automotive, automotive supply, airline, Internet purchasing retail and business, food processing, defense, pulp and paper and other manufacturing industries. The Company markets its products through direct sales and in conjunction with strategic partners.

         ATSERVER(R)

         ATServer(R) is a labor management software application that collects, processes and distributes key employee labor data throughout the user organization. The Company has achieved considerable acceptance for ATServer(R) in the automotive and automotive supplier industries, as the product was initially developed for DaimlerChrysler in conjunction with Perot Systems.


         The software links to the traditional "punch-in time clock" or any other electronic log-in device that employees use upon entering and exiting plants. ATServer(R) instructs various hardware and peripherals by sending employee "coming and going" information to the payroll department supervisors and managers. The result is that actual information can be compared to scheduled data, identifying exceptions and alerting management.

         After the initial installation of ATServer(R) at the Sterling Stamping Plant, DaimlerChrysler obtained a broad software license from ATS and has rolled out 22 plants of the total 32 Plants in North America using its own personnel.

         In 1999, ATS secured an order to implement its ATServer(R) product at 40 plants of Johnson Controls International, a Tier 1 automotive supplier.

         Current automotive industry customers include Johnson Controls, Dana Corporation, Volvo Trucking and New Venture Gear.

         The company continues to expand into new vertical markets in 1999, including food processing, paper processing and retail e-commerce.


         COMPETITION

         The labor management industry can be categorized as mature, with one company, Kronos, Inc., which is significantly larger than other competitors in terms of revenue and overall size. ATS competes directly with JeTech (eLabor) Corporation and ABI primarily in terms of scalability and flexibility of the product.

         LABORVIEW.COM(TM)

         LABORVIEW.com(TM) was released in late 1999 and relates to the usage of ATServer(R) application features via the Internet.

         Corporations can now capture labor data in real-time from their agile workforces, whether employees work in a fixed location, on-site for a project, or anywhere else labor resources are deployed.

         Building upon the ATServer(R) Client/Server engine, the Laborview Suite of products expands labor management applications across the enterprise, into areas where traditional data collection devices found in manufacturing and warehouse facilities are not acceptable. The Laborview Suite is comprised of specific components that replace conventional terminals as the means of data capture:

         -   Laborview/DT(TM)  - Desk Top
         -   Laborview/IVR(TM) - Interactive Voice Response
         -   Laborview/EIC(TM) - Employee Information Center (Kiosk)
         -   Laborview/HHC(TM) - Hand Held Computing

         ATS's initial installation of LABORVIEW.com(TM) is at Amazon.com, a major e-commerce retailer.

         COMPETITION

         This is a new and developing market and companies are developing their initial offerings. Following ATS and LABORVIEW.com(TM) to the market have been, most notably, Kronos, Inc. and JeTech (eLabor) Corporation.

         ATLINK(TM)

         ATLink(TM) is an integration tool that facilitates data flow between front and back office applications and:

-  Legacy and/or application software
- Various data collection devices (such as bar code scanners) on the manufacturing or warehouse floor.

ATLink(TM) also links from the enterprise applications to Internet based purchasing exchanges of both customers and suppliers, thus supporting a true B2B extension.


         In 1999, ATS commenced its initial implementation of ATLink(TM) at Imperial Tobacco. The engagement called for the integration of two disparate applications, Wonderware Intrack and the SAP(R) R/3(TM) Warehouse Management Module, and tracking of data flow and inventory as it was being received, shipped and stored within the warehouse. The initial site went live late in 1999. Following an extensive interview with project management at Imperial Tobacco, AMR Research, a preeminent industry and market analysis firm, offered a 3rd party endorsement and issued a "Research Alert on Manufacturing," January 21, 2000.

         COMPETITION

         Other entrants into this market have provided functionality to and from the front and back office, but not between both. ATS offers a complete front and back office Business to Business Solution "out of the box" and is the first to do so. ATS has been competing chiefly with Epic Data and Data Horse and Abaco.



INTELLECTUAL PROPERTY

         We own a United States Trademark registration for "ATServer". Our registration is valid for 10 years from the registration date January 1998, and may be renewed. We hold common law trademark rights in the marks ATLink and LABORVIEW.com.


ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate headquarters is approximately 8,400 square feet and located in Southfield, Michigan. The lease on this space currently provides for monthly rent of approximately $13,700 per month, including base rent and a pro rata share of operating expenses and real estate taxes. This lease terminates on October 31, 2003.


ITEM 3.  LEGAL PROCEEDINGS

         We are not party to any material legal proceedings, although we are involved from time to time in routine litigation incident to our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 1999.

                                     PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         From January 25, 1998, through July 1, 1999, our common stock was listed for quotation on the Nasdaq OTCBB under the symbol "ADSN". From July 2, 1999 through August 27, 1999, our common stock was listed for quotation by the National Quotation Bureau "pink sheets". Since August 27, 1999, our common stock has once again been listed for quotation on the Nasdaq OTCBB under the symbol "ADSN". However, the market for such shares is limited. As of the date of this report, 9,779,756 shares of our common stock are eligible for public trading. No assurance can be given that a significant trading market for our common stock will develop or, if developed, that it will be sustained.

The following table sets forth the range of the high and low closing bid prices of our common stock during each of the calendar quarters identified below. These bid prices were obtained from the Nasdaq OTCBB or from the National Quotation Bureau, Inc. and do not necessarily reflect actual transactions, retail markups, mark downs or commissions. The transactions include inter-dealer transactions.


                                                                     HIGH          LOW
                                                                     -----------------

1998
1st Quarter.................................................          2 1/2      1 3/4
2nd Quarter.................................................          2 1/4      1 5/8
3rd Quarter.................................................          1 7/8       7/16
4th Quarter.................................................          1           7/16


1999
1st Quarter.................................................          1 11/16     7/16
2nd Quarter.................................................          1 15/16     9/16
3rd Quarter.................................................          1 5/8        1/8
4th Quarter.................................................          1 5/16     11/16



         The last bid price of our common stock on March 29, 2000 was $3.50 per share. On that date, there were approximately 1850 holders of record of our common stock.

         We have never paid cash dividends on our common stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not anticipate that we will pay cash dividends in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Certain statements in this Form 10-KSB and in future filings by the Company with the Securities and Exchange Commission, and in the Company's written and oral statements made by or with the approval of an authorized executive officer, constitute "forward-looking statements" within the meaning of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words "believe", "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, changes in customer demand and requirements, new product announcements, interest rate fluctuations, changes in federal income tax laws and regulations, competition, industry specific factors and world wide economic and business conditions. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

SUMMARY

         The information in this section should be read together with the audited consolidated financial statements that are included elsewhere in this form 10-KSB.

         AdSys has attained significant growth for the twelve-month period ended December 31, 1999. AdSys anticipates continued growth into Year 2000 resulting from installations at several Fortune 1000 companies, in industries such as automotive supply, food processing, entertainment, furniture manufacturing, paper processing, air transportation and other manufacturing sectors.

         We are working to locate, attract, and serve customers within our market niche - the Fortune 1000.

         ATS addresses 3 critical business to business or B2B issues:


         - Allowing real-time accesses to information required for effective order fulfillment.
         - Enabling integration of front office and back office applications.
         - Providing real-time labor and product costing information essential to intelligent competition in the Internet economy.

          We are experiencing successful entrance in these markets, enhancing long-term growth potential by combining two separate but compatible software products, ATServer(R) and ATLink(TM) into an overall suite of solutions for our customers.

RESULTS OF OPERATIONS 1999 VS. 1998

REVENUES

         Revenues amounted to $6,868,530 and $2,379,987, in fiscal 1999 and 1998, respectively, an increase of 189%. Revenue growth in 1999 was principally the result of customer demand driving an increase in sales volume, as represented by the expansion of our customer base through our core business product, ATServer(R), with new, larger accounts, as well as additional installations at existing customers. Also, in 1999 the Company had initial installations of two new products, ATLink(TM) and LABORVIEW.com(TM). Revenues in the fourth quarter slowed down considerably compared to the run-rate established by the first 3 quarters of 1999 as a result of customers' deferring purchasing decisions due to Y2K concerns. Transactions that were expected to close in the fourth quarter of 1999 are now expected to be finalized during the first two quarters of 2000.

         ATServer(R)- related revenue amounted to $6,417,635 and $2,379,987 in fiscal 1999 and 1998, respectively, an increase of $4,037,648 or 170%. ATLink(TM) had its first installations in fiscal 1999, and revenue was $450,895 for the year.

         GROSS PROFIT

         The Company had gross profit of $5,816,386 (85% of total revenues) and $2,224,840 (93% of total revenues) in fiscal 1999 and 1998, respectively, an increase of $3,591,546 or 161%. The decrease in overall gross profit percentage is due primarily to the increased use of third party development and implementation consultants in 1999 over 1998.

         ATServer(R)-related gross profit was $5,505,057 (86% of ATServer(R) revenue) and $2,224,840 (93% of ATServer(R) revenue) in fiscal 1999 and 1998, respectively, an increase of $3,280,218 or 147%. This decrease in gross profit percentage is due primarily to the increased use of third party development and implementation consultants in 1999 over 1998.

         ATLink(TM)-related gross profit was $311,329 (66% of ATLink(TM)-related revenue) in 1999, its first year of introduction.

         OPERATING EXPENSE

                  Sales and Marketing. Sales and marketing expenses increased to $2,076,897 in 1999, from $974,923 in 1998, an increase of $1,104,974 or
         120%. The increase was primarily attributable to increased compensation related expenses and recruiting expense, due to hiring additional personnel, increasing sales and marketing expenses by $668,045 from $563,148 in 1998 to $1,231,193 in 1999, an increase of 119%. Costs of traveling increased $223,384 to $236,562 in 1999 from $13,178 in 1998.
         Advertising, marketing and public relations related costs increased $78,962 to $445,819 in 1999 from $366,857 in 1998, an increase of 22%.

                  Research and Development. Research and development expenses increased $875,945 to $1,190,532 in 1999, from $314,587 in 1998. The increase is chiefly attributable to an expansion of our development team, whose work focuses on enhancing the ATServer(R), LABORVIEW.com(TM), and ATLink(TM) products, accounting for an increase of $813,281 in research and development expenses. ASI capitalized software development expenses of $59,524 in 1999 and $296,195 in 1998 due to ATLink development.

         Customer Support. Customer Support expenses increased $697,353 to $1,481,292 in 1999 from $783,939 in 1998. This increase was primarily due to recruiting and compensation-related expenses, which accounted for $539,149 of the increase.

         General and Administrative. General and Administrative expenses increased $345,617 to $1,893,737 in 1999, from $1,548,120 in 1998. This increase is due in part to an increase in compensation-related expenses of $269,909 in 1999 to $1,041,871 from $771,962 in 1998. There was an increase in accounting and legal expenses of $179,662 to $321,868 in 1999 from $771,962 in 1998, a significant amount of which was due to cost associated with the preparation of various filings related to becoming a reporting public company. ATS began amortizing capitalized software in 1999 which amounted to $88,929.

         Interest Expense. Interest expense increased to $223,429 in 1999 from $122,728 in 1998, an increase of $100,701. This increase was due to ATS' overall growth, the nature of the Company's cash flows, and increased cost of funds.

LIQUIDITY AND CAPITAL RESOURCES

         We have a line of credit with a commercial bank for borrowing against our accounts receivable to address liquidity needs pending customer payments. The maximum currently available to us under this arrangement is $1.8 million. As of December 31, 1999, we had drawn a balance of approximately $1.43 million under this facility. We also borrowed $250,000 from the same bank on a one-year term loan, with interest accruing at 1.5% above the bank's index rate (yielding a rate of 10 % as of December 31, 1999). These financing arrangements are terminable on 60 days written notice. Using proceeds from these arrangements, we retired our previous outstanding debt of approximately $570,000 from a different lender.

         During the second quarter of 1999, we also established an equipment leasing relationship with Primex, a private lending company. As of December 31, 1999, we had leased approximately $246,000 in equipment from Primex.

         In November 1999, we borrowed $250,000 from a stockholder, who will receive a 5% fee and an interest payment of 12% at the maturity date, as well as warrants to acquire a total of 100,000 shares of AdSys common stock at $1.00 per share. We have since repaid $50,000 of the principal, and an agreement was reached to extend the term of this arrangement with payment due on demand. These funds will continue to be used for working capital, and the loan will be repaid without penalty upon the closing of the March equity placement described below.

         In November 1999 we entered into a commitment for a 1 year financing arrangement for up to $1.0 million from a private investor, of which $250,000 was borrowed in November of 1999, and another $250,000 was borrowed in December, 1999. The investor will receive a 10% fee on advances and quarterly interest payments of 12%, as well as warrants to acquire 1 share for every dollar advanced under this term loan. The warrants have a 2 year exercise period, with a $.75 exercise price for the 1st year, and a $1.00 exercise price for the second year.

         In March 2000, we entered into a letter of intent to execute an equity placement of $2.0 million with a private investor, subject to due diligence. When closed, this financing activity will provide working capital as well as funding for the repayment of the private financing noted above.

         Although we believe that operations, together with the financings described above, will yield sufficient liquidity, no assurance can be given that additional sources of capital will not be required. The Company would consider working with the equity markets based on an acceptable strike price and certain business conditions. Circumstances in which we would consider raising additional capital include a desire for a stronger capital base, increased investment in product development, acquisitions of companies with synergistic value, resource procurement based on a definable implementation schedule or backlog, and/or office space expansion. The extent to which such additional financing is available will affect the level to which AdSys pursues these discretionary growth actions.


ITEM 7.  FINANCIAL STATEMENTS

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The executive officers of the Company, their ages and the offices held, as of March 23, 2000, are as follows:

     NAME                              AGE       POSITION
     -----------------------           ---       -----------------------------
     Gerald Pesut                       60       President, CEO
     John Williams                      56       Director
     Alexander Henry                    53       Director
     Mark O'Donoghue                    35       Director
     Carlos Bravo                       41       Director
     Robert C. DeMerell                 32       CFO, Secretary, Treasurer and
                                                 Controller
     Timothy Selner                     49       Vice President - Operations
     William Mottram                    52       Vice President - Sales

     Information regarding the business experience of the executive officers is set forth below.

GERALD PESUT, PRESIDENT & CEO. Mr. Pesut has extensive general management experience in leading start up, growth and turnaround organizations. From 1993 to 1996, Mr. Pesut served as President and chief executive officer of Distributed Systems Division Inc., a subsidiary of Storage Technology Corporation, where he managed the $240 million integrator of midrange and network systems with 500 employees. From 1991 to 1993, Mr. Pesut served as President of the $55 million assembly integration and warehousing division of Storage Technology Corporation. Mr. Pesut also previously held a number of senior management positions in the technology industry. Mr. Pesut is a graduate of the York University Accelerated MBA program.

JOHN WILLIAMS, DIRECTOR. Mr. Williams has 35 years of experience in sales, sales management and business management. His career has included both domestic and international responsibilities. Mr. Williams has served in various positions with Storage Technology Corporation (1972-1980 and 1990-1997), retiring in 1997 after serving as its Senior Executive Vice President. Mr. Williams has also held positions at GriD Systems (1982-1990), Magnuson Computer Systems (1980-1982) and Memorex (1970-1973). Mr. Williams is currently consulting to international corporations with his new company, the CSO Forum.

ALEXANDER HENRY, DIRECTOR. Since 1993, Mr. Henry has been a principal of Hampton Equity Management, Inc., which organizes financing for computer software developers and other emerging companies, including tax-assisted and seed-capital financing. From 1991 to 1993, Mr. Henry managed tax-assisted and other real estate finance offerings with LOM & Associates, a subdivision of Loewen, Ondaatje and McCutcheon. Prior to 1991, Mr. Henry was a principal and promoter syndications of tax-sheltered investment vehicles, commercial real estate and mortgage investments. From 1978 to 1981, Mr. Henry practiced as a Chartered Accountant with Touche Ross & Co. in Toronto, Ontario. Mr. Henry serves as a director of several companies, including MusicMusicMusic Inc., an e-commerce company, and Jax Mold & Machine, Inc., which provides molds to the tire and rubber industry using high-technology methods.

MARK O'DONOGHUE, DIRECTOR. Since 1997, Mr. O'Donoghue has served as Chief Executive Officer of Temple Securities Ltd., a full service investment dealer. From 1993 to 1997, he was a Trust Officer and Investment Advisor to Temple Trust Company Ltd. Mr. O'Donoghue holds a Canadian Chartered Accountant designation and formerly practiced as an accountant with Ernst & Young.

CARLOS BRAVO, DIRECTOR. Since 1998, Mr. Bravo has served as a Vice President of USinternetworking Inc., a pioneer in the Internet-based outsourcing of leading business applications for monthly fees. From 1997 to 1998, Mr. Bravo was a principal of IIT Inc., a global information technology consulting and systems integration company. From 1995 to 1997, Mr. Bravo co-founded, was a principal and served as Vice President of Comdisco Inc.'s Systems Integration Business unit. Since 1989, Mr. Bravo has also been a founder, Chairman and CEO of Bravo International Corporation, a manufacturer of toys and sporting goods. From 1989 to 1994, Mr. Bravo was also co-founder and COO of Amcotech, Inc., a manufacturer of consumer and industrial products. From 1983 to 1989, Mr. Bravo held several technology management posts at General Electric and Snap-on Tools. Mr. Bravo holds degrees in aerospace engineering, applied mathematics and business from the University of Florida and Northwestern University.


ROBERT C. DEMERELL, CFO, SECRETARY, TREASURER AND CONTROLLER. From 1995 to late 1997, Mr. DeMerell served as Controller at FAME Information Services, Inc., where he developed and implemented financial controls as that company grew from $5 million to $25 million in annual sales over a two-year period and established operations in the U.K. and Asia. From 1992 to 1994, Mr. DeMerell worked as an auditor for Ernst & Young, concentrating on small business auditing. Mr. DeMerell earned his B.A. in economics from the University of Michigan and his M.B.A. from the University of Notre Dame. He is also a Certified Public Accountant.

TIMOTHY SELNER, VICE PRESIDENT, OPERATIONS. Prior to joining AdSys, Mr.
Selner served as Manager of Customer Support for Simplex Time Recorder Co. from 1994 to 1999, where he managed support services for as many as 60,000 customers. From 1983 to 1994, Mr. Selner managed various operations at three other companies. Prior to 1983, Mr. Selner was employed at Kronos Incorporated, including in staff and line management positions. Mr. Selner holds a B.S. in mathematics from the University of Wisconsin.

WILLIAM MOTTRAM, VICE PRESIDENT, SALES. From 1996 until he joined AdSys in 1999, Mr. Mottram served as Vice President, Sales for Epic Data Corp., responsible for sales and marketing worldwide. From 1963 to 1978, Mr. Mottram also served as Vice President of Midrange Marketing and Director of Connectivity Marketing for Storage Technology, Inc. Mr. Mottram has also held several other positions at firms servicing the scientific computing and enterprise resource management markets. Mr. Mottram holds a B.S. in electrical engineering from Paisley College of Technology, Scotland, and an M.B.A. from Pepperdine University, California.

SIGNIFICANT EMPLOYEES

PAUL F. ABRAHAM, MANAGER OF ENGINEERING. From 1997 to 1998, Mr. Abraham served as a System Engineering Manager and Senior Systems Consultant at Epic Data. Mr. Abraham also helped build the foundation for the current data transaction processing middleware at Epic Data as a Senior Systems Analyst from 1991 to 1997. Mr. Abraham was instrumental in the design and development of Epic Data's interface to SAP R/3, and served as a Project Lead at that company. Mr. Abraham is an honors graduate of Humber College Computer Science Program.

ITEM 10. EXECUTIVE COMPENSATION



--------------------------------------------------------------------------------
                                                       Annual Compensation
------------------------------------------


Name and Principal Position                 Year     Salary   Bonus   Other
                                                     ($)       ($)    Annual
                                                                     Compen-
                                                                     sation ($)

------------------------------------------

------------------------------------------

------------------------------------------
Gerald A. Pesut, President & CEO            1999    200,000   31,250   -
------------------------------------------

                             PRINCIPAL SHAREHOLDERS

     The following table sets forth certain information regarding the beneficial ownership of AdSys' common stock as of September 30, 1999, by (i) each person who, to AdSys' knowledge, beneficially owned more than 5% of the common stock,
(ii) each AdSys director; (iii) each of the Named Executive Officers described above; and (iv) all executive officers and directors of the Company as a group:

                                                                AMOUNT OF
    NAME AND ADDRESS OF BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP(1)   PERCENT
    ------------------------------------                 -----------------------   -------

Gerald Pesut ..................................                 818,474(2)            *
25300 Telegraph Rd., Ste. 455
Southfield, MI 48034

Alexander D. Henry ............................                 696,374(3)            *
533 Davenport Rd
Toronto, ON Canada M5X 3R5

Mark O'Donoghue ...............................                  51,029(4)            *
Tropicana Bldg
Providenciales, Turks & Caicos Islands
British West Indies

John Williams .................................                 151,029(5)            *
424 Clayton St
Denver, CO 80206

Carlos Bravo ..................................                  37,166(6)            *
1713 Skyhawk Ct
Daytona Beach, FL 32124

Temple Securities Ltd. ........................               1,472,040(7)            12.3%
Tropicana Bldg
Providenciales, Turks & Caicos Islands
British West Indies

Robert C. DeMerell ............................                  50,000(8)            *%
25300 Telegraph Rd, Ste 455
Southfield, MI 48034

Timothy Selner ................................                  -                    *
25300 Telegraph Rd, Ste 455
Southfield, MI 48034

William Mottram ...............................                  -                    *
25300 Telegraph Rd, Ste 455
Southfield, MI 48034

All Officers and Directors as a Group (9
   persons) ...................................               1,804,072




-------------------------

*    Represents less than 1% of the outstanding shares of common stock.

(1) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the rules and regulations promulgated under the Exchange Act, and accordingly, may include securities owned by and for among others the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which such person has the right to acquire within 60 days after the date of this filing pursuant to the exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 11,700,579 shares of common stock outstanding as of September 30, 1999, plus as to each person shares issuable under rights to acquire shares included in that person's holdings.

(2) Consists of 250,000 shares owned of record by Pesut & Associates, a company wholly-owned by Mr. Pesut and 568,474 shares which Mr. Pesut has the right to acquire pursuant to options.

(3) Consists of 150,000 shares and 175,000 Units (resulting in the right to acquire up to 350,000 shares pursuant to warrants) owned by Hampton Equity Holdings Inc., and 113,150 shares and 14,750 warrants to acquire shares owned by REVBEN Management Corporation, affiliates of Mr. Henry, and 68,474 shares which Mr. Henry has the right to acquire pursuant to options.

(4) Consists of 51,029 shares which Mr. O'Donoghue has the right to acquire pursuant to options.

(5) Consists of 151,029 shares which Mr. Williams has the right to acquire pursuant to options.

(6) Consists of 37,166 shares which Mr. Bravo has the right to acquire pursuant to options.

(7) Consists of 1,472,040 shares owned. The principals of Temple and Hugh D. McLean, N. Gregory McNally, Mark O'Donoghue and Christian Papachristou.

(8) Consists of 50,000 shares which Mr. DeMerell has the right to acquire pursuant to options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         1998 TRANSACTIONS

         In 1998, K.I.F. Capital Corp. rendered corporate financial advisory consulting services to the Company pursuant to a consulting agreement. Consulting fees paid during 1998 were $91,000. Also pursuant to that agreement, KIF Capital Corp. was granted an option to acquire 100,000 shares of common stock under the employee plan. The exercise price under this option was $.50 per share. This option was not exercised, and expired in March 1999. In 1998, they were also paid $40,470 for its assistance in connection with certain sales of common stock made outside the United States. K.I.F. Capital Corp. is owned by Mr. Kenneth MacAlpine, a former member of the Board of Directors.

         During 1998, we paid $35,352 in cash and granted warrants to acquire up to 376,000 shares of common stock in respect of sales of securities outside the United States, to Temple Securities Ltd., a company affiliated with Mark O'Donoghue, a member of the Board of Directors.

         1999 TRANSACTIONS

         Temple Securities was granted 250,000 warrants as part of a 1 for 2 (warrants for dollars) arrangement that was entered into pursuant to a one-year term loan for $1 million, $500,000 of which has been advanced at year-end. Mark O'Donoghue, a member of the Board of Directors, is affiliated with Temple Securities. There was a fee of 10% on advances for this transaction.

         Temple Securities was granted 10,000 employee options at market price on February 26, 1999 as compensation for a short-term, 60-day, loan of $170,000.

         John Williams, a member of the Board of Directors, was granted 100,000 warrants as part of an arrangement that was entered into pursuant to a short-term, 90 day, loan of $250,000, which was advanced in November 1999.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are filed herewith as part of this Form 10-KSB:

                           (1)      A list of the financial statements required
to be filed as a part of this Form 10-KSB is shown in the "Index to Consolidated Financial Statements and Financial Statement Schedule" on page F-1.

                           (2)      A list of the exhibits required by Item 601
of Regulation S-K to be filed as a part of this Form 10-KSB is shown on the "Exhibit Index" filed herewith.

         (b)      REPORTS ON FORM 8-K

         None.

                               SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf on March 29, 1999 by the undersigned, thereunto duly authorized.

                                ADVANCED SYSTEMS INTERNATIONAL, INC.

                                By:  /s/ Gerald A. Pesut
                                     ---------------------------------------
                                         Gerald A. Pesut
                                         President, CEO, Chairman of the Board

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



NAME                         TITLE                                                DATE
----                         -----                                                ----


/s/ Gerald A. Pesut          President., Chief Executive Officer,  and            March 29, 2000
------------------------     Chairman of the Board
Gerald A. Pesut


/s/ John Williams            Director                                             March 29, 2000
------------------------
John Williams


/s/ Alexander Henry          Director                                             March 29, 2000
------------------------
Alexander Henry


/s/ Mark O'Donoghue          Director                                             March 29, 2000
------------------------
Mark O'Donoghue


/s/ Carlos Bravo             Director                                             March 29, 2000
------------------------
Carlos Bravo


/s/ Robert C. DeMerell       Chief Financial Officer, Secretary,                  March 29, 1999
------------------------     Treasurer and Controller
Robert C. DeMerell

CONSOLIDATED FINANCIAL STATEMENTS AND REPORT
OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

    ADVANCED SYSTEMS INTERNATIONAL, INC.

         DECEMBER 31, 1999 AND 1998

                                    CONTENTS




                                                                                                   PAGE
                                                                                                   ----
Report of Independent Certified Public Accountants...............................................    3

FINANCIAL STATEMENTS

    Consolidated Balance Sheets..................................................................    4

    Consolidated Statements of Operations........................................................    6

    Consolidated Statement of Stockholders' Deficit..............................................    7

    Consolidated Statements of Cash Flows........................................................    8

    Notes to Consolidated Financial Statements...................................................    9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Advanced Systems International, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Systems International, Inc. (a Nevada corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Systems International, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




Southfield, Michigan
March 10, 2000

                      ADVANCED SYSTEMS INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,


================================================================================

                                                   ASSETS                        1999             1998
                                                                             -----------       -----------
CURRENT ASSETS
    Cash
       Unrestricted                                                          $   297,300       $   225,491
       Restricted                                                                148,247               -
                                                                               ---------         ---------
                                                                                 445,547           225,491
    Accounts receivable
       Trade
          Billed (net of allowance for doubtful accounts
              of $25,426 and $8,700 in 1999 and 1998,
              respectively)                                                      308,094           225,800
          Unbilled                                                             1,000,686           255,101
       Other                                                                      23,532            13,162
                                                                               ---------         ---------
                                                                               1,332,312           494,063

    Inventory                                                                     39,229            23,642
    Prepaid expenses                                                             114,369             9,169
                                                                               ---------         ---------
              Total Current Assets                                             1,931,457           752,365

PROPERTY AND EQUIPMENT - AT COST
    Computer equipment                                                           254,451           179,742
    Office equipment                                                              80,245            71,050
    Leasehold improvements                                                        69,348            29,959
                                                                               ---------         ---------
                                                                                 404,044           280,751
              Less accumulated depreciation and amortization                     178,726            83,139
                                                                               ---------         ---------
                                                                                 225,318           197,612
OTHER ASSETS
    Deposits                                                                      32,836            62,292
    Software development costs, less accumulated
       amortization of $88,929 in 1999                                           266,790           296,195
    Sundry                                                                         8,210            15,675



                                                                              ----------        ----------
                                                                              $2,464,611        $1,324,139
                                                                              ==========        ==========




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

================================================================================

                   LIABILITIES AND STOCKHOLDERS' DEFICIT                         1999           1998
                                                                             -----------   ---------------
CURRENT LIABILITIES
    Note payable - Bank                                                      $   250,000   $          -
    Current maturities of long-term obligations                                   18,647           328,013
    Current maturities of long-term obligations
       to related parties                                                        814,489            88,000
    Customer deposits                                                            840,778            96,638
    Accounts payable
       Trade                                                                     782,221           356,497
       Other                                                                      98,252               -
                                                                               ---------         ---------
                                                                                 880,473           356,497
    Accrued liabilities
       Payroll and payroll taxes                                                 134,520           260,455
       Interest and other                                                         43,763             3,851
       Professional fees                                                          99,711               -
                                                                               ---------         ---------
                                                                                 277,994           264,306
                                                                               ---------         ---------
                 Total Current Liabilities                                     3,082,381         1,133,454


LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                     5,232           319,922


LONG-TERM OBLIGATIONS TO RELATED PARTIES,
    LESS CURRENT MATURITIES                                                            -            62,822


STOCKHOLDERS' DEFICIT
    Preferred stock - $.001 par value; authorized, 10,000,000
       shares; none issued and outstanding                                             -               -
    Common stock - $.001 par value; authorized, 20,000,000
       shares;11,947,815 and 11,157,672 shares issued and
       outstanding in 1999 and 1998, respectively                                 11,948            11,158
    Additional paid-in capital                                                 5,957,054         5,356,775
    Accumulated Deficit                                                       (6,592,004)       (5,559,992)
                                                                               ---------         ---------
                                                                                (623,002)         (192,059)
                                                                               ---------         ---------
                                                                              $2,464,611        $1,324,139
                                                                              ==========        ==========

                      ADVANCED SYSTEMS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,
================================================================================

                                                                               1999               1998
                                                                            ----------          ----------
Revenues                                                                  $  6,868,530         $ 2,379,987

Cost of revenues                                                             1,052,144             155,147
                                                                            ----------           ---------
              Gross profit                                                   5,816,386           2,224,840

Operating expenses
    Sales & marketing                                                        2,076,897             974,923
    Research and development                                                 1,190,532             314,587
    Customer support                                                         1,481,292             783,939
    General and administrative                                               1,893,737           1,481,542
                                                                            ----------          ----------
                                                                             6,642,458           3,554,991
                                                                            ----------          ----------
              Loss from operations                                            (826,072)         (1,330,151)

Other expense (income)
    Interest expense                                                           223,429             122,728
    Interest income                                                            (14,903)                -
    Sundry                                                                      (2,586)             36,796
                                                                            ----------          ----------
                                                                               205,940             159,524
                                                                            ----------          ----------
              Net loss                                                    $ (1,032,012)        $(1,489,675)
                                                                          ============         ===========

Loss per share - basic and diluted                                        $       (.09)        $      (.17)
                                                                          ============         ===========
Weighted average number of shares outstanding                               11,668,744           8,870,550
                                                                          ============         ===========















   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      ADVANCED SYSTEMS INTERNATIONAL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

================================================================================

                                                            ADDITIONAL
                                           COMMON            PAID-IN          ACCUMULATED
                                            STOCK            CAPITAL            DEFICIT           TOTAL
                                           --------         -----------       -----------       ----------
Balance at January 1, 1998                 $  8,137         $2,866,744       $(4,070,317)      $(1,195,436)

Issuance of 2,194,082 shares                  2,194          1,888,875                 -         1,891,069
    of stock

Conversion of debentures and
    interest to 899,840 shares
    of stock                                    900            674,000                 -           674,900

Foreclosure on loan receivable -
    stockholder (72,917 shares)                 (73)           (72,844)                -           (72,917)

Net loss                                          -                  -        (1,489,675)       (1,489,675)
                                            -------          ---------        ----------        ----------
Balance at December 31, 1998                 11,158          5,356,775        (5,559,992)         (192,059)

Issuance of 790,143 shares                      790            600,279                 -           601,069
    of stock

Net loss                                        -                  -          (1,032,012)       (1,032,012)
                                            -------          ---------        ----------        ----------
Balance at December 31, 1999                $11,948         $5,957,054       $(6,592,004)     $   (623,002)
                                           ========        ===========      ============      ============





















   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      ADVANCED SYSTEMS INTERNATIONAL, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,

-------------------------------------------------------------------------------------------------------------------
                                                                                         1999              1998
                                                                                       ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                          $(1,032,012)      $(1,489,675)
    Adjustments to reconcile net loss to net
       cash used in operating activities
          Depreciation and amortization                                                   194,783            68,533
          Loss on disposal of property and equipment                                            -             8,305
          Conversion of interest on debenture to common stock                                   -            60,900
          Change in assets and liabilities
              Increase in accounts receivable                                            (838,249)         (106,153)
              Decrease in loan receivable - stockholder                                         -            72,917
              Increase in inventories                                                     (15,587)           (9,272)
              Decrease (increase) in deposits                                              29,456           (29,924)
              Increase in prepaid expenses                                               (105,200)           (7,625)
              Increase in accounts payable                                                523,976           149,434
              Increase in accrued liabilities                                              13,688           214,437
              Increase in customer deposits                                               744,140             4,429
                                                                                       ----------         ---------
                 Net cash used in operating activities                                   (485,005)       (1,063,694)
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                                   (126,095)         (193,799)
    Increase in software development costs                                                (59,524)         (296,195)
                                                                                        ---------         ---------
                 Net cash used in investing activities                                   (185,619)         (489,994)
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of obligations                                                 258,572            17,600
    Repayment of obligations                                                             (632,628)          (94,527)
    Proceeds from issuance of obligations to related parties                              921,667           100,000
    Proceeds from issuance of common stock                                                601,069         1,818,152
    Repayments of obligations to related parties                                         (258,000)         (130,178)
                                                                                        ---------         ---------
                 Net cash provided by financing activities                                890,680         1,711,047
                                                                                        ---------         ---------
Net increase in cash                                                                      220,056           157,359

Cash at beginning of year                                                                 225,491            68,132
                                                                                        ---------         ---------
Cash at end of year                                                                   $   445,547       $   225,491
                                                                                      ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid during the year for interest                                            $   217,213       $   157,003
                                                                                      ===========       ===========






   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                      ADVANCED SYSTEMS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

NATURE OF BUSINESS

Advanced Systems International, Inc. (formerly Automatic Time Systems Corp. ("the Company") was incorporated on February 1, 1996. The Company develops and sells high technology time management and B2B e-Business software applications to accompany their customers' hardware configurations in the United States and Canada.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Automatic Time Systems Corp. and Automated Systems International, Ltd. All significant intercompany balances and transactions have been eliminated.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. The Company uses accelerated methods for depreciation based on useful lives ranging from 3 to 7 years. Depreciation expense was $98,389 and $61,069 for the years ended December 31, 1999 and 1998, respectively.

Expenditures for major repairs and improvements that extend the useful life of property and equipment are capitalized and are depreciated or amortized over the life of the improvement or the life of the lease whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred.

SOFTWARE DEVELOPMENT

Software development costs are capitalized once technological feasibility has been achieved. Costs incurred prior to achieving technological feasibility are charged to research and development expense as incurred.

INCOME TAXES

The Company accounts for income taxes on the asset and liability method. Deferred tax assets and liabilities are recorded based upon the differences between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes. Current taxes are measured by applying the provision of enacted tax laws to taxable earnings to determine the amount of taxes payable.

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                           DECEMBER 31, 1999 AND 1998

================================================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE

Basic loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Common stock equivalents have been excluded from the calculation of net loss per share due to their antidilutive effect.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Management believes the fair value of the Company's financial instruments approximates their carrying value. The fair value of long-term obligations approximate their carrying values based on current rates for instruments with similar characteristics.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STOCK BASED COMPENSATION

The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. It defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans and include the cost in the income statement as compensation expense. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has elected to account for compensation cost for stock option plans in accordance with APB Opinion No. 25.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

                      ADVANCED SYSTEMS INTERNATIONAL, INC.

                           DECEMBER 31, 1999 AND 1998


================================================================================


NOTE B - FACTORED TRADE ACCOUNTS RECEIVABLE - WITH RECOURSE

In April 1999, the Company entered into an arrangement for a factoring facility under which the factor purchases eligible accounts receivable and advances 90 percent of the purchased amount to the Company less a service charge equal to 2 percent of the face amount of each receivable purchased. The factor has recourse to the 10 percent residual of aggregate accounts receivable purchased and outstanding. Purchased accounts receivable may not exceed $1,800,000 at any time. The factor may require the Company to repurchase all or any portion of accounts receivable unpaid following 90 days after its due date. At December 31, 1999, 90 percent of factored receivables amounted to $1,334,223. The arrangement may be canceled by either party with 60 days written notice. The facility is secured by all of the assets of the Company. As a result of this arrangement, the Company has a restricted cash balance which is equal to the 10% residual of accounts receivable which amounted to $148,247 at December 31, 1999.

NOTE C - NOTE PAYABLE - BANK

The Company has a note payable with a bank. This note is for $250,000 and bears interest at 1.5% above the bank's prime rate (10% at December 31, 1999). The note is due on April 22, 2000 and is collateralized by all assets of the Company.

NOTE D - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31:


                                                                                            1999            1998
                                                                                          --------        --------

Note payable to bank with interest at 1.5% above the bank's prime rate (9.25% at
December 31, 1998), and payable in monthly installments of $10,000 plus interest through August 31, 1999; monthly installments of $15,000 plus accrued interest from September 1, 1999 through maturity and a principal payment of $160,000 due
July 1, 1999. The note is due on February 19, 2001 and is collateralized by all
of the assets of the Company.  Note paid in full.                                       $         -       $ 510,000

Note payable to bank with interest at 2% above the bank's prime rate (9.75% at
December 31, 1998), and payable in monthly installments of $1,590 plus interest.
The note is due on February 19, 2001 and is collateralized by all of the assets
of the Company.  Note paid in full.                                                               -          41,354

Note payable to bank with interest at 1.5% above the bank's prime rate (9.25% at
December 31, 1998), and payable in monthly installments of $2,606 plus interest.
The note is due on February 19, 2001 and is collateralized by all of the assets
of the Company.  Note paid in full.                                                               -          67,762


                      ADVANCED SYSTEMS INTERNATIONAL, INC.

                           DECEMBER 31, 1999 AND 1998

================================================================================


NOTE D - LONG-TERM OBLIGATIONS (CONTINUED)

                                                                                             1999            1998
                                                                                           --------        --------

Subordinated  note payable to related party,  interest payable quarterly at 12%,
due December 22, 2000.                                                                      501,667              -

Subordinated note payable to related party with interest of 12%, due on demand.             250,000              -

Subordinated  non-interest  bearing note payable to stockholder,  collateralized
by all the assets of the Company, due December 2000.                                         62,822         150,822

Other                                                                                        23,879          28,819
                                                                                           --------        --------
                                                                                            838,368         798,757

Less current maturities                                                                     833,136         416,013
                                                                                           --------        --------
                                                                                        $     5,232        $382,744
                                                                                         ==========       =========

Maturities of long-term obligations are as follows:


                                 YEARS ENDED DECEMBER 31,
                                 -----------------------
                                         2000                                              $833,136
                                         2001                                                 5,232
                                                                                            -------
                                                                                           $838,368
                                                                                           ========

NOTE E - INCOME TAXES

Deferred tax assets (liabilities) consist of the following:

                                                                                           1999             1998
                                                                                         ---------        ---------
                  Net operating losses                                                  $2,270,000       $1,954,000
                  Allowance for doubtful accounts                                            9,000            3,000
                  Other                                                                      7,000              -
                  Capitalized software                                                     (91,000)        (101,000)
                  Valuation allowance                                                   (2,195,000)      (1,856,000)
                                                                                         ---------        ---------
                                                                                        $        -       $        -
                                                                                        ==========       ==========

                      ADVANCED SYSTEMS INTERNATIONAL, INC.

                           DECEMBER 31, 1999 AND 1998

================================================================================


NOTE E - INCOME TAXES (CONTINUED)

The income tax provision reconciled to the tax computed at the statutory federal rate for loss before federal income taxes was as follows:

                                                                                            1999            1998
                                                                                          --------         --------
                  Tax benefit at statutory rates applied to loss before
                     federal income taxes                                                $(351,000)       $(506,000)
                  Effect of nondeductible items                                             12,000           30,000
                  Valuation allowance                                                      339,000          476,000
                                                                                          --------         --------
                                                                                         $       -        $       -
                                                                                         =========        =========

The net operating loss carryforwards expire through 2019.

NOTE F - LEASE COMMITMENT

The Company leases office space and equipment under operating leases. Approximate future minimum rental payments under these agreements are as follows:

                                 YEARS ENDED DECEMBER 31,
                                 -----------------------
                                          2000                                  $324,327
                                          2001                                   168,807
                                          2002                                   171,179
                                          2003                                   144,298
                                                                                 -------
                                                                                $808,611
                                                                                ========

Rent expense was approximately $237,000 and $73,600 for the years ended December 31, 1999 and 1998, respectively.

NOTE G - MAJOR CUSTOMERS

The Company had the following customers representing more than 10% of revenues for the years ended December 31:

                                                                              1999            1998
                                                                             -------         -------
                                       Customer A                               6%             19%
                                       Customer B                               1              16
                                       Customer C                               1              14
                                       Customer D                               -              12
                                       Customer E                               1              11
                                       Customer F                              16               -
                                       Customer G                              12               -
                                                                               --              --
                                                                               37%             72%
                                                                               ==              ==

Included in accounts receivable, is $907,000 and $180,000 at December 31, 1999 and 1998, respectively, related to these customers.

                      ADVANCED SYSTEMS INTERNATIONAL, INC.

                           DECEMBER 31, 1999 AND 1998

================================================================================

NOTE H - RELATED PARTY TRANSACTIONS

During the years ending December 31, 1999 and 1998, approximately $321,000 and $211,000 was paid to related parties for consulting services. Also, during the year ended December 31, 1998, approximately $92,000 was paid to related parties for commissions on stock subscriptions.

NOTE I - INDUSTRY SEGMENTS

The Company's operations by business segment for the year ended December 31, 1999 is as follows:

                                                                 LABOR
                                                               MANAGEMENT          B2B E-BUSINESS          TOTAL
                                                               ----------          --------------        ----------
Revenues                                                       $6,417,635          $   450,895           $6,868,530
Interest income                                                         -                    -                    -
Interest expense                                                  125,714               97,715              223,429
Depreciation and amortization                                           -               85,050               85,050
Net earnings (loss)                                               207,612           (1,144,795)            (937,183)
Assets                                                          1,268,130              370,290            1,638,420
Expenditures for assets                                                 -                    -                    -

RECONCILIATION TO CONSOLIDATED AMOUNTS
    NET LOSS
       Net loss for reportable segments                                                                $   (937,183)
       Unallocated corporate expenses                                                                       (94,949)
                                                                                                         ----------
                                                                                                        $(1,032,132)
                                                                                                       ============
    ASSETS
       Total assets for reportable segments                                                             $ 1,638,420
       Corporate assets                                                                                     826,191
                                                                                                         ----------
                                                                                                        $ 2,464,611
                                                                                                       ============
    OTHER SIGNIFICANT ITEMS

                                                                  SEGMENT                              CONSOLIDATED
                                                                   TOTALS            ADJUSTMENTS          TOTALS
                                                                  ---------          -----------        -----------
       Interest income                                           $        -           $  14,903          $   14,903
       Depreciation and amortization                                 85,050             109,733             194,783
       Expenditures for assets                                            -             126,095             126,095

GEOGRAPHIC INFORMATION
                                                                                                        LONG-LIVED
                                                                                     REVENUES              ASSETS
                                                                                     ----------         -----------
       United States                                                                 $5,233,088          $1,079,092
       Canada                                                                         1,635,442                 -
                                                                                      ---------           ---------
                                                                                     $6,868,530          $1,079,092
                                                                                     ==========          ==========

                      ADVANCED SYSTEMS INTERNATIONAL, INC.

                           DECEMBER 31, 1999 AND 1998

================================================================================

NOTE I - INDUSTRY SEGMENTS (CONTINUED)

The Company's operations by business segment for the year ended December 31, 1998 is as follows:

                                                                 LABOR
                                                               MANAGEMENT          B2B E-BUSINESS          TOTAL
                                                              ------------         -------------         ----------
Revenues                                                      $ 2,379,987          $          -          $2,379,987
Interest expense                                                  122,728                     -             122,728
Depreciation and amortization                                           -                     -                   -
Net loss                                                       (1,421,142)                    -          (1,421,142)
Assets                                                            494,063               296,195             790,258
Expenditures for assets                                                 -                     -                   -

RECONCILIATION TO CONSOLIDATED AMOUNTS
    NET LOSS
       Net loss for reportable segments                                                                 $(1,421,142)
       Unallocated corporate expenses                                                                       (68,533)
                                                                                                         ----------
                                                                                                        $(1,489,675)
                                                                                                        ===========

     ASSETS
       Total assets for reportable segments                                                             $   790,258
       Corporate assets                                                                                     533,881
                                                                                                         ----------
                                                                                                        $ 1,324,139
                                                                                                        ===========
    OTHER SIGNIFICANT ITEMS

                                                                  SEGMENT                             CONSOLIDATED
                                                                  TOTALS            ADJUSTMENTS          TOTALS
                                                                 ---------          -----------        -----------
       Depreciation and amortization                            $        -           $  68,533          $  68,533
       Expenditures for assets                                           -             193,799            193,799

All revenues and long-lived assets for 1998 relate to the United States.

NOTE J - STOCK OPTION PLANS

The 1997 Employee Stock Option Plan ("Employee Plan") and the 1997 Director Stock Option Plan ("Director Plan") were approved by stockholders on July 1, 1997.

During 1999, the Employee Plan was amended to provide for 4,500,000 shares of common stock to be reserved for options that may be issued under the plan. The plan provides that the option price is not less than the fair market value at the date of grant. The options granted under the plan become exercisable in equal annual increments over three years.

                      ADVANCED SYSTEMS INTERNATIONAL, INC.

                           DECEMBER 31, 1999 AND 1998

================================================================================

NOTE J - STOCK OPTION PLANS (CONTINUED)

During 1998, the Director Plan was amended to provide for 1,000,000 shares of common stock to be reserved for options that may be issued under the plan. The plan provides that the option price is not less than the fair market value at the date of grant. The plan provides that each director, on the date such person becomes a director, will be granted options to purchase 100,000 shares of stock. During 1999, the Director Plan was amended so that options granted under the plan become exercisable in equal monthly increments over three years.
Options granted under the plan have a term of ten years.

The Company also issues stock options to outside consultants for services provided. During 1999, 166,500 shares with an exercise price ranging from $.63 to $2.00 were issued and an expense of $60,000 was recorded by the Company. During 1998, 410,000 shares with an exercise price ranging from $.50 to $1.00 were issued and an expense of $163,000 was recorded by the Company.

As of December 31, 1999, the weighted average remaining life of the stock options is approximately eleven years.

The following table summarizes the changes in the number of common shares under stock options granted pursuant to the preceding plans:

                                                     EMPLOYEE PLAN                  DIRECTOR PLAN
                                                 ------------------------       ----------------------
                                                               AVERAGE                        AVERAGE
                                                 SHARES        OPTION           SHARES        OPTION
                                                  UNDER         PRICE            UNDER         PRICE
                                                 OPTION       PER SHARE         OPTION       PER SHARE
                                                 ---------    ---------         --------     ---------
Outstanding at January 1, 1998                   1,425,000       $.50            300,000       $.50
Granted                                          1,155,055       $.50            400,000       $.50
Cancelled                                         (375,000)      $.50           (200,000)      $.50
                                                 ---------                      --------
Outstanding at December 31, 1998                 2,205,055       $.50            500,000       $.50
Granted                                          1,355,659       $.96            365,000       $.86
Cancelled                                         (242,505)      $.57           (100,000)      $.50
Exercised                                          (46,883)      $.52                  -
                                                 ---------                      --------
Outstanding at December 31, 1999                 3,271,326       $.68            765,000       $.67
                                                ==========                     =========

                      ADVANCED SYSTEMS INTERNATIONAL, INC.

                           DECEMBER 31, 1999 AND 1998

================================================================================


NOTE J - STOCK OPTION PLANS (CONTINUED)

The Company also has issued warrants to purchase common stock. These warrants expire three years from the date of issuance. The following table summarizes the changes in the number of common shares under warrants:

                                                                            WARRANTS
                                                                           TO PURCHASE         AVERAGE
                                                                            SHARES OF          EXERCISE
                                                                             COMMON            PRICE PER
                                                                              STOCK              SHARE
                                                                            ------------       ---------
         Outstanding at January 1, 1998                                     1,572,917            $1.46
         Granted                                                               15,000            $1.00
         Cancelled                                                           (232,917)           $1.00
                                                                            ---------
         Outstanding at December 31, 1998                                   1,355,000            $1.53
         Granted                                                            1,430,725            $0.76
         Cancelled                                                         (1,142,500)           $1.62
         Exercised                                                             (3,500)           $ .63
                                                                            ---------
         Outstanding at December 31, 1999                                   1,639,725            $ .80
                                                                            =========

The Company accounts for the stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation costs have been recognized for options issued to employees or directors. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                           NET LOSS                                             1999            1998
                                                                              ----------        ----------
                           As reported.................................      $(1,032,012)      $(1,489,675)
                           Pro forma...................................       (1,308,501)       (1,563,334)

                           LOSS PER SHARE
                           As reported.................................      $      (.09)      $      (.17)
                           Pro forma...................................      $      (.11)      $      (.18)

The fair value of each option is estimated on the date of grant using the Block-Scholes option pricing model with the following weighted average assumptions:

                                                                             1999              1998
                                                                          ----------        -----------
                           Dividend yield                                      0%                0%
                           Expected volatility                            80.6 - 91.4%          34.5%
                           Risk-free interest rate                         4.7 - 6.3%        4.9 - 6.4%
                           Expected lives                                    5 YEARS          10 years

                      ADVANCED SYSTEMS INTERNATIONAL, INC.

                                  EXHIBIT INDEX
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

3.1   Amended and Restated Articles of Incorporation of Advanced Systems
      International, Inc.*
3.2   Bylaws of Advanced Systems International, Inc.*
4.1   Specimen Stock Certificate*
10.1  Merger Agreement with Bennington Corporation*
10.2  Director Stock Option Plan*
10.3  Employee Stock Option Plan*
10.4 Employment Agreement between registrant and Gerald Pesut dated as of November 15, 1996.*
10.5 Employment Agreement between registrant and Richard Penington dated as of March 5, 1997.*
10.6 Employment Agreement between registrant and Howard H. Tarnoff dated as of July 22, 1998.*
10.7 Employment Agreement between registrant and Robert C. DeMerell dated as of January 8, 1999.*
10.8 Consulting Agreement between registrant and KIF International dated as of November 15, 1996.*
10.9  Consulting Agreement between Advanced Systems International, Inc. and
      Gregory J. Farbolin dated as of February 4, 1999.*
10.10 Stock Option Agreement -- Pesut*
10.11 Stock Option Agreement -- Penington*
10.12 Unit -- Hampton*
10.13 Warrants -- Temple*
10.14 Warrants -- Revben*
10.15 Employment Agreement between registrant and Timothy Selner dated as of July 13, 1999 **
10.16 Employment Agreement between registrant and William Mottram dated as of July 29, 1999 **
27.1  Financial Data Schedule


-------------------------

* Previously filed as an Exhibit to the Company's Registration Statement on Form 10-SB, filed April 29, 1999, and the Amendments thereto

** Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2, filed December 29, 1999