Form 10QSB
period 2000-03-31
ADVANCED SYSTEMS INTERNATIONAL INC
filed 2000-05-17
CIK 1070497

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2000


                                       or


         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from     to


                       Commission file number
                                             -----------

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

Shares of the Registrant's Common Stock, par value $.00l per share, outstanding as of March 31, 2000: 13,402,485

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

The following unaudited consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders' equity and cash flows of the Company have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, for the year ended December 31, 1999. The results of operations for the three month period ended March 31, 2000 not necessarily indicative of the results to be expected for the full year.

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,        December 31,
                                                                                          2000               1999
                                                                                  -------------------------------------
                                                                                      (Unaudited)
ASSETS
CURRENT ASSETS

Cash
     Unrestricted                                                                           201,522            297,300
     Restricted                                                                              80,909            148,247
                                                                                  -------------------------------------
                                                                                            282,431            445,547

Accounts Receivable
Trade
     Billed (Net of Allowance of $25,426 at
       March 31, 2000 and December 31, 1999)                                                258,393            308,094
     Unbilled                                                                             2,799,450          1,000,686
Other                                                                                       187,083             23,532
                                                                                  -------------------------------------
                                                                                          3,244,926          1,332,312

Inventory                                                                                    39,229             39,229
Prepaid Expenses                                                                            108,450            114,369

                                                                                  -------------------------------------
     TOTAL CURRENT ASSETS                                                                 3,675,086          1,931,457

PROPERTY & EQUIPMENT - AT COST
Computer Equipment                                                                          269,567            254,451
Office Equipment                                                                             80,245             80,245
Leasehold Improvements                                                                       69,348             69,348
                                                                                  -------------------------------------
                                                                                            419,160            404,044

     Less Accumulated Depreciation and Amortization                                         200,742            178,726
                                                                                  -------------------------------------

                                                                                            218,418            225,318

OTHER ASSETS
Deposits                                                                                     28,069             32,836
Software Development Costs, less $118,572 and $88,929 accumulated
           amortization at March 31, 2000 and December 31, 1999, respectively.              237,147            266,790
Sundry                                                                                        6,343              8,210
                                                                                  =====================================
TOTAL ASSETS                                                                            $ 4,165,013        $ 2,464,611
                                                                                  =====================================

LIABILITIES & CAPITAL
CURRENT LIABILITIES
Note Payable - Bank                                                                     $   250,000        $   250,000
Current Maturities of Long-Term Obligations                                                  16,447             18,647
Current Maturities of Long-Term Obligations To Related Parties                            1,246,322            814,489
Customer Deposits                                                                           688,494            840,778
Accounts Payable
     Trade                                                                                  849,989            782,221
     Other                                                                                  214,135             98,252
                                                                                  -------------------------------------
                                                                                          1,064,124            880,473
Accrued Liabilities
     Payroll and Payroll Taxes                                                              304,247            134,520
     Professional Fees                                                                       38,076             99,711
     Interest and Other                                                                      59,040             43,763
                                                                                  -------------------------------------
                                                                                            401,363            277,994

     TOTAL CURRENT LIABILITIES                                                            3,666,750          3,082,381

LONG TERM OBLIGATIONS, LESS CURRENT MATURITIES                                                2,403              5,232
LONG TERM OBLIGATIONS TO RELATED PARTIES, LESS CURRENT MATURITIES                                 -                  -


STOCKHOLDERS' EQUITY
Preferred Stock - $.001 Par Value; authorized, 10,000,000
     shares; none issued and outstanding                                                          -                  -
Common Stock - $.001 par value; authorized, 20,000,000
     shares;  13,402,485 and 11,947,815 shares issued and outstanding
     at March 31, 2000 and December 31, 1999, respectively.                                  13,405             11,948
Additional paid-in capital                                                                7,062,665          5,957,054
Accumulated Deficit                                                                      (6,580,208)        (6,592,004)


                                                                                  =====================================
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                $ 4,165,013        $ 2,464,611
                                                                                  =====================================

The accompanying notes are an integral part of these consolidated financial statements.

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                                           Additional
                                                          Common             Paid-In             Accumulated
                                                          Stock              Capital               Deficit               Total
                                                       ------------     -----------------     -----------------     ---------------
Balance At January 1, 1998                                $  8,137          $  2,866,744          $ (4,070,317)       $ (1,195,436)

Issuance of 2,194,082 Shares of Stock                        2,194             1,888,875                     -           1,891,069

Conversion of Debentures and Interest to
899,840 shares of stock                                        900               674,000                     -             674,900

Foreclosure on Loan Receivable -- stockholder
     (72,917 shares)                                           (73)              (72,844)                                  (72,917)

Net Loss                                                         -                     -            (1,489,675)         (1,489,675)
                                                       ------------     -----------------     -----------------     ---------------

Balance At December 31, 1998                                11,158             5,356,775            (5,559,992)           (192,059)

Issuance of 790,143 shares of stock                            790               600,279                     -             601,069

Net Loss                                                         -                     -            (1,032,012)         (1,032,012)
                                                       ------------     -----------------     -----------------     ---------------

Balance at December 31, 1999                                11,948             5,957,054            (6,592,004)           (623,002)

Issuance of 1,454,670 shares of stock                        1,455             1,105,611                     -           1,107,066

Net Earnings                                                                                            11,796              11,796
                                                       ------------     -----------------     -----------------     ---------------
Balance at March 31, 2000 (Unaudited)                     $ 13,403          $  7,062,665          $ (6,580,208)       $    495,860

The accompanying notes are an integral part of these consolidated financial statements

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                  Three Months Ended
                                                                                                        March 31,
                                                                                                2000              1999
                                                                                             ----------         ---------
                                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings                                                                                   11,796             306,341
     Adjustments to Reconcile net gain to net cash used in operating activities
              Depreciation and Amortization                                                    53,526              22,842
              Change in Assets & Liabilities
                          Increase in Accounts Receivable                                  (1,912,614)         (1,194,801)
                          Increase in Inventories                                                   -             (18,918)
                          (Increase) Decrease in Deposits                                       4,767              29,456
                          Decrease in Prepaid Expenses                                          5,919               8,837
                          Increase in Accounts Payable                                        183,651              60,059
                          Increase in Accrued Liabilities                                     123,369             294,230
                          Increase (Decrease) in Customer Deposits                           (152,284)            359,555
                                                                                           ----------          ----------
                                       Net Cash Used in Operating Activities               (1,681,870)           (132,399)


CASH FLOWS FROM INVESTING ACTIVITIES
              Purchase of Property and Equipment                                              (15,116)            (93,653)
              (Increase) Decrease in Software Development Costs                                     -             (59,524)
                                                                                            ---------           ---------
                                       Net Cash Used in Investing Activities                  (15,116)           (188,448)

CASH FLOWS FROM FINANCING ACTIVITIES
              Repayment of Obligations                                                         (5,029)            (42,590)
              Proceeds from Issuance of Obligations to Related Parties                        498,333             170,000
              Proceeds from Issuance of Common Stock                                        1,107,066             283,526
              Repayments of Related Party Obligations                                         (66,500)            (16,500)
                                                                                           ----------           ---------
                                       Net Cash Provided (Used) by Financing Activities     1,533,870             394,446


NET INCREASE (DECREASE) IN CASH                                                              (163,116)            113,600


CASH AT JANUARY 1                                                                             445,547             225,491


CASH AT MARCH 31                                                                              282,431             339,091

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
              Cash Paid During the Period For Interest                                         32,300               9,904


The accompanying notes are an integral part of these consolidated financial statements.

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Three Months Ended
                                                             March 31,
                                                      2000               1999
                                               -------------------------------------
                                                             (Unaudited)
Revenues                                           $   2,227,658         $1,762,260

Cost of Revenues                                          42,088            118,833
                                               -------------------------------------

Gross Profit                                           2,185,570          1,643,427

  Operating Expenses
  Sales & Marketing                                      778,578            412,526
  Research & Development                                 356,470            102,481
  Customer Support                                       483,786            335,463
  General & Administrative                               494,080            471,493
                                               -------------------------------------
                                                       2,112,914          1,323,963
                                               -------------------------------------

Earnings From Operations                                  72,656            321,464

Other Expense
  Interest Expense                                        60,860             15,123


                                               -------------------------------------
Net Earnings                                       $      11,796         $  306,341
                                               =====================================

Earnings Per Share - basic                         $           -         $     0.03

Earnings Per Share - diluted                       $           -         $     0.02

  The accompanying notes are an integral part of these consolidated financial statements

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

SUMMARY

         The information in this section should be read together with the consolidated, unaudited, interim financial statements that are included elsewhere in this Form 10-QSB. Those interim financial statements include all adjustments, which we have deemed necessary in order to make them not misleading.

         Advanced Systems International, Inc. (AdSys) has attained significant growth, as well as profitability, for the three-month period ended March 31, 2000. AdSys anticipates continued positive earnings for the remainder of 2000 resulting from installations at several Fortune 1000 companies, in industries such as automotive supply, food processing, entertainment, furniture manufacturing, paper processing, airlines, and other manufacturing sectors.

         AdSys has identified a significant opportunity to provide comprehensive labor and inventory data within the high growth business to business (B2B) market. Building on its proven labor management technology, AdSys has expanded its product offering to include a web based tool set that tracks critical production inventory, fulfillment and labor data in real-time to support the cost efficient streamlined supply chain and E-business initiatives of its customers. ATServer is a registered trademark of AdSys; we also claim common-law and pending trademark rights in ATLink.

RESULTS OF OPERATIONS - RESULTS OF THREE MONTH PERIODS ENDED MARCH 31, 2000 AND MARCH 31, 1999

         REVENUES

         The Company experienced a significant increase in revenues to $2,227,658 in the first three months of 2000, from $1,762,260 for the first three months of 1999, an increase of $465,398 or 26%. AdSys had net earnings of $11,796 for the first three months of 2000, as compared with net earnings of $306,341 for the three month period ended March 31, 1999. This difference is largely attributable to an increase in compensation and related benefits because of larger employee base in the first three months of 2000, as compared to the first three months of 1999. The growth in revenues reflects our continued expansion of our Labor Management customer list into new vertical markets, as well as further sales penetration at existing client sites for both Labor Management and Data Collection/E Business.

         ATServer-related revenue amounted to $2,078,423 and $1,762,260 for the three months ended March 31, 2000 and 1999, respectively, an increase of $316,163 or 18%.

         ATLink-related revenue grew to $149,236 from $0 in the three months ended March 31, 2000 and 1999, respectively. Note that the first installation of an ATLink-related product was in the second quarter of 1999.

         GROSS PROFIT

         The Company had gross profit of $2,185,570 (98% of total revenues) and $1,643,427 (93% of total revenues) for the three months ended March 31, 2000 and 1999 respectively. This represents an increase in gross profit of $542,143, or 33%. This increase is due primarily to larger sales in 2000 vs. 1999, and different sales mix, i.e. Sales for the first 3 months of 2000 had a much smaller hardware content ($24,280) giving rise to $21,447 in Cost of Goods Sold, whereas hardware sales for the first 3 months of 1999 ($82,800) had a corresponding $63,919 in Cost of Goods Sold.

         ATServer-related gross profit was $2,060,893 (99% of ATServer revenue) and $1,643,427 (93% of ATServer revenue) for the three months ended March 31, 2000 and 1999, respectively, an increase of $417,466 or 25%. This increase is due primarily to increased ATServer revenue and smaller hardware and outside consultant expenses within the cost of goods sold.

         ATLink-related gross profit was $124,677 (84% of ATLink revenue) and $0 for the three months ended March 31, 2000 and 1999, respectively. This is due to the fact that the first installation of an ATLink-related product was in the second quarter of 1999.

         OPERATING EXPENSES

         Sales and Marketing. Sales and marketing expenses increased by $366,052 to $778,578 for the three month period ended March 31, 2000, from $412,526 for the three month period ended March 31, 1999. The increase was primarily attributable to AdSys' hiring of additional sales personnel, and is reflected by an increase in Compensation and Related Benefits (including higher commissions of $99,406 for 2000 vs. $81,644 for 1999) of $236,061 or 89%. Costs of traveling increased to

          $110,726 for the three months ended March 31, 2000 from $54,436 for the three months ended March 31, 1999, an increase of $56,290.

                  Research and Development. Research and development expenses increased to $356,470 for the three month period ended March 31, 2000, from $102,481 for the three month period ended March 31, 1999, an increase of $253,989. The increase is due almost entirely to an expansion of our development team, whose work focuses on enhancing the ATServer, LABORVIEW.com, and ATLink products, which accounted for an increase of $224,190 in research and development expenses.

                  Customer Support. Customer Support expenses increased to $483,786 for the three month period ended March 31, 2000, from $335,463 for the three month period ended March 31, 1999, a difference of $148,323. This increase was due almost entirely to additional headcount in this department and a corresponding increase in compensation and related benefits of $136,822.

                  General and Administrative. General and administrative expenses increased to $494,080 for the three month period ended March 31, 2000, from $471,493 for the three month period ended March 31, 1999, an increase of $22,587. This increase was primarily due to an increase in compensation and related benefits of $47,623. The increase is also due to larger computer related costs of $42,200 resulting from costs of procuring infrastructure (computers, printers, peripherals, etc.) related to the increased headcount between the relevant periods.

LIQUIDITY AND CAPITAL RESOURCES

         We have a line of credit with a commercial bank for borrowing against our accounts receivable, to address liquidity needs pending customer payments. The maximum currently available to us under this arrangement, in which we are required to pay the bank a fee of 3.93% of each total invoice against which we borrow is $1.8 million. As of May 1, 2000, we had drawn a balance of approximately $.8 million under this facility. We also borrowed $250,000 from the same bank on a one-year term loan, with interest accruing at 1.5% above the bank's index rate (yielding a rate of 10.50% as at March 31, 2000). These financing arrangements are terminable on 60 days written notice.

         During the second quarter of 1999, we established an equipment leasing relationship with Primex, a private lending company. As of March 31, 2000, we had leased equipment with an outstanding balance of $119,907 owing to Primex.

         On May 2, 2000, we executed an equity placement of $2.0 million with a private investor. Terms of this arrangement were 1,111,111 shares issued at $1.8/share, with 300,000 warrants to be exercised over the ensuing two years at $2.25 (100,000 warrants), $2.50 (100,000 warrants), and $2.75 (100,000 warrants). These funds are being used to expand the Company's sales and delivery capabilities as well as funding the repayment of the private financing and bridge financing noted below.

         In November 1999, we borrowed $250,000 from a stockholder for a 5% fee and interest of 12% at the maturity date, as well as warrants to acquire a total of 100,000 shares of AdSys common stock at $1.00 per share. This loan with interest and fee was repaid upon the execution of the May equity placement described above.

         In November, 1999 we entered into a commitment for a 1 year financing arrangement for up to $1.0 million from a private investor, of which $250,000 was borrowed in November of 1999, and another $250,000 was borrowed in December, 1999. The investor will receive a 10% fee on advances and quarterly interest payments of 12%, as well as warrants to acquire 1 share for every dollar advanced under this term loan. The warrants have a 2 year exercise period, with a $.75 exercise price for the first year, and a $1.00 exercise price for the second year.

         In January, 2000 we entered into a 60-day short term "bridge financing" with a stockholder for $200,000 with interest at 12% payable at maturity. This note was repaid upon the closing of the equity financing notes above.

         In March, 2000 we entered into a short-term bridge financing with a private investor for $300,000 for a fee of 5% and interest at 12%. In addition, the Company granted 50,000 warrants at $3.50/share per the agreement. This short-term financing came due upon closing a financing of $500,000 or more. Consequently, this financing was repaid upon the execution of the equity placement noted above.

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

                     Advanced Systems International, Inc.
                   Notes to Consolidated Financial Statements




NOTE A - INDUSTRY SEGMENTS

The Company's operations by business segment for the three months ended March 31, 2000 is as follows:

                                        Labor          B2B
                                     Management     e-Business          Total
                                     ------------------------------------------
Revenues                             $ 2,078,423      $ 149,235     $ 2,227,658
Interest Income                                -              -             943
Interest Expense                          43,302         18,501          61,803
Depreciation and Amortization                  -         29,643          53,526
Net Earnings (Loss)                      405,241       (269,061)         11,796
Assets                                 2,612,031        237,147       4,165,013
Expenditures for Assets                        -              -          15,116

RECONCILIATION TO CONSOLIDATED AMOUNTS
NET EARNINGS
                    Net Earnings for Reportable Segments            $   136,180
                    Unallocated Corporate Expenses                     (124,384)
                                                                    -----------
                                                                    $    11,796
                                                                    ===========
             ASSETS
                    Total Assets for Reportable Segments            $ 2,849,178
                    Corporate Assets                                  1,315,835
                                                                    -----------
                                                                    $ 4,165,013
                                                                    ===========

                                                           Segment                   Consolidated
OTHER SIGNIFICANT ITEMS                                     Totals      Adjustments     Totals
                                                        ------------------------------------------
                    Interest Income                      $        -     $     943     $       943
                    Depreciation and Amortization            29,643        23,883          53,526
                    Expenditures for Assets                       -        15,116          15,116

                                                           Long-Lived
GEOGRAPHIC INFORMATION                      Revenues          Assets
                                           --------------------------
                    United States          $ 2,071,198      $ 501,137
                    Canada                     156,460              -
                                           --------------------------
                                           $ 2,227,658      $ 501,137
                                           ==========================

                           PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

     None.


Item 2. CHANGES IN SECURITIES

     None.


Item 3. DEFAULTS UPON SENIOR SECURITIES

     None.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


Items.  OTHER INFORMATION

     None.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        27.   Financial Data Schedule

        (b) Reports on Form 8-K

        None.

        SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Advanced Systems International, Inc.
                                            (the "Registrant")

Date: May 17, 2000                                 /s/ Robert C. DeMerell
                                                   ----------------------

                                            Robert C. DeMerell
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)

                                 Exhibit Index
                                 -------------


Exhibit No.                 Description
-----------                 -----------
27                          Financial Data Schedule
