Form 10QSB
period 2000-06-30
ADVANCED SYSTEMS INTERNATIONAL INC
filed 2000-08-15
CIK 1070497

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2000

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

Shares of the Registrant's Common Stock, par value $.00l per share, outstanding as of June 30, 2000: 14,663,483

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

The following unaudited consolidated financial statements have been prepared in accordance with generally accepted principles for interim financial information and with the instruction to Form 10QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations, stockholders' equity and cash flows of the Company have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, for the year ended December 31, 1999. The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                        June 30,
                                                                          2000       December 31,
                                                                       (Unaudited)       1999
                                                                       --------------------------
ASSETS
CURRENT ASSETS
Cash
     Unrestricted                                                      $1,153,351     $   297,300
     Restricted                                                            83,889         148,247
                                                                       --------------------------
                                                                        1,237,240         445,547
Accounts Receivable
        Trade
     Billed (Net of Allowance of $25,426 at June 30, 2000
     and December 31, 1999)                                               334,446         308,094
     Unbilled                                                           2,243,893       1,000,686
        Other                                                               8,312          23,532
                                                                       --------------------------
                                                                        2,586,650       1,332,312
Inventory                                                                  40,579          39,229
Prepaid Expenses                                                          154,061         114,369
                                                                       --------------------------
     TOTAL CURRENT ASSETS                                               4,018,530       1,931,457

PROPERTY & EQUIPMENT - AT COST
Computer Equipment                                                        278,661         254,451
Office Equipment                                                           76,689          80,245
Leasehold Improvements                                                     69,348          69,348
                                                                       --------------------------
                                                                          424,698         404,044
     Less Accumulated Depreciation and Amortization                       222,893         178,726
                                                                       --------------------------
TOTAL PROPERTY & EQUIPMENT                                                201,805         225,318

OTHER ASSETS
Deposits                                                                   28,069          32,836
Software Development Costs, less $148,215 and $88,929
accumulated amortization at June 30, 2000 and
  December 31, 1999, respectively.                                        207,504         266,790
Sundry                                                                      4,478           8,210
                                                                       --------------------------
TOTAL ASSETS                                                           $4,460,386     $ 2,464,611
                                                                       ==========================
LIABILITIES & CAPITAL
CURRENT LIABILITIES
Note Payable - Bank                                                    $  250,000     $   250,000
Current Maturities of Long-Term Obligations                                13,588          18,647
Current Maturities of Long-Term Obligations To Related Parties            529,822         814,489
Customer Deposits                                                         678,086         840,778
Accounts Payable                                                        1,159,734         880,473
Accrued Liabilities
     Payroll and Payroll Taxes                                            329,710         134,520
     Interest and Other                                                    42,644          43,763
     Professional Fees                                                     35,976          99,711
                                                                       --------------------------
                                                                          408,331         277,994
                                                                       --------------------------
     TOTAL CURRENT LIABILITIES                                          3,039,561       3,082,381

LONG TERM OBLIGATIONS, LESS CURRENT MATURITIES                                615           5,232
LONG TERM OBLIGATIONS TO RELATED PARTIES, LESS CURRENT
MATURITIES                                                                                      -

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock - $.001 Par Value; authorized, 10,000,000
     shares; none issued and outstanding                                        -               -
Common Stock - $.001 par value; authorized, 20,000,000
     shares; 14,663,483 and 11,947,815 shares issued and
     outstanding at June 30, 2000 and December 31, 1999,
     respectively.                                                         14,663          11,948
Additional paid-in capital                                              9,640,563       5,957,054
Accumulated Deficit                                                    (8,285,016)     (6,592,004)
                                                                       --------------------------
                                                                        1,420,210        (623,002)
                                                                       --------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                               $4,460,386      $2,464,611
                                                                       ==========================


         The accompanying notes are an integral part of these consolidated financial statements.

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                        Additional
                                                      Common             Paid-In           Accumulated
                                                       Stock             Capital             Deficit              Total
                                                    -----------     ----------------    -----------------    --------------

Balance at January 1, 1998                          $    8,137      $     2,866,744     $     (4,070,317)    $  (1,195,436)
Issuance of 2,194,082 Shares of Stock                    2,194            1,888,875                    -         1,891,069
Conversion of Debentures and Interest to
899,840 shares of stock                                    900              674,000                    -           674,900
Foreclosure on Loan Receivable -- stockholder
     (72,917 shares)                                       (73)             (72,844)                   -            (72,917)
 Net Loss                                                    -                    -           (1,489,675)       (1,489,675)
                                                    ----------      ---------------     ----------------     -------------

Balance At December 31, 1998                            11,158            5,356,775           (5,559,992)         (192,059)
Issuance of 790,143 shares of stock                        790              600,279                    -           601,069
Net Loss                                                     -                    -           (1,032,012)       (1,032,012)
                                                    ----------      ---------------     ----------------     -------------
Balance at December 31, 1999                            11,948            5,957,054           (6,592,004)         (623,002)
Issuance of 2,715,668 shares of stock                    2,715            3,733,509                    -         3,736,224
Net Loss                                                     -                    -           (1,693,012)       (1,693,012)
                                                    ----------      ---------------     ----------------     -------------
Balance at June 30, 2000 (Unaudited)                $   14,663            9,690,563     $     (8,285,016)    $   1,420,210
                                                    ==========      ===============     ================     =============

         The accompanying notes are an integral part of these consolidated financial statements

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                Six Months Ended June 30,
                                                                                                  2000              1999
                                                                                                  ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings (Loss)                                                                         $(1,693,012)      $   681,695
      Adjustments to Reconcile net gain to net cash used in operating activities
             Depreciation and Amortization                                                      107,911            73,208
              Change in Assets & Liabilities
                        Increase in Accounts Receivable                                      (1,254,338)       (1,035,796)
                        Increase in Inventories                                                  (1,350)           (8,422)
                        Decrease in Deposits                                                      4,767            25,666
                        Increase in Prepaid Expenses                                            (39,692)          (30,939)
                        Increase in Accounts Payable                                            279,261             7,997
                        Increase in Accrued Liabilities                                         130,337           119,353
                        (Increase) Decrease in Customer Deposits                               (162,692)          506,176
                                                                                             -----------       -----------
                                   Net Cash (Used in) Provided By Operating Activities       (2,628,808)          338,938

CASH FLOWS FROM INVESTING ACTIVITIES
             Purchase of Property and Equipment                                                 (21,380)         (115,440)
             (Increase) Decrease in Software Development Costs                                        -           (59,524)
                                                                                             -----------       -----------
                                   Net Cash Used In Investing Activities                        (21,380)         (174,964)

CASH FLOWS FROM FINANCING ACTIVITIES
             Proceeds from Issuance of Obligations                                                    -           250,000
             Repayment of Obligations                                                            (9,676)         (624,250)
             Proceeds from Issuance of Obligations to Related Parties                           498,333           170,000
             Repayments of Related Party Obligations                                           (783,000)         (203,000)
             Proceeds from Issuance of Common Stock                                           3,736,224           293,536
                                                                                            -----------       -----------
                                   Net Cash Provided by (Used in) Financing Activities        3,441,881          (113,714)

NET INCREASE IN CASH                                                                            791,693            50,260

CASH AT JANUARY 1                                                                               445,547           225,491
                                                                                            -----------       -----------

CASH AT JUNE 30                                                                             $ 1,237,240       $   275,751
                                                                                            ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
             Cash Paid During the Period For Interest                                       $   119,782       $    91,821
                                                                                            ===========       ===========

              The accompanying notes are an integral part of these consolidated financial statements.

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      Three Months Ended June 30,                  Six Months Ended June 30,
                                                      2000                  1999                   2000                 1999
                                                      ----                  ----                   ----                 ----
Revenues                                          1,598,804             2,202,377              3,826,462            3,964,637
Cost of Revenues                                     37,610               283,750                 79,698              402,584
                                               ------------          ------------           ------------        -------------
Gross Profit                                      1,561,194             1,918,627              3,746,764            3,562,053
Operating Expenses
Sales and Marketing                                 776,599               406,932              1,555,177              872,232
Research and Development                            363,402               287,827                719,867              421,013
Customer Support                                    561,450               351,983              1,045,237              687,044
General and Administrative                          618,560               413,957              1,112,645              801,971
Stock Option Compensation                           862,070                     -                893,320                    -
                                                ------------          ------------           ------------        -------------
                                                  3,182,081             1,460,699              5,294,996            2,782,660
                                                ------------          ------------           ------------        -------------
Earnings/(Loss) From Operations                  (1,620,887)              457,928             (1,548,232)             779,393

Other Expense
Interest Expense                                     83,920                82,575                144,780               97,698
                                               ------------          ------------           ------------        -------------
Net Earnings/(Loss)                                (842,737)              375,354             (1,693,012)             681,695
                                               ------------          ------------           ------------        -------------
Earnings/(Loss) Per Share - basic              $      (0.12)         $       0.03           $      (0.13)        $       0.06
Earnings/(Loss) Per Share - diluted            $          *          $       0.02           $          *         $       0.04

* Stock option equivalents are not included in calculation due to their anti-dilutive effect.



         The accompanying notes are an integral part of these consolidated financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

SUMMARY

         The information in this section should be read together with the consolidated, unaudited, interim financial statements that are included elsewhere in this Form 10-QSB. Those interim financial statements include all adjustments, which we have deemed necessary in order to make them not misleading.

         Advanced Systems International, Inc. (AdSys) and the Industry is experiencing a "software project initiative slowdown" as evidenced by results of the three-month period ended June 30, 2000. It has been the Company's experience that "Fortune 1000" IT Managers are currently delaying purchasing decisions as
they prioritize projects within their evolving e-business strategies.   AdSys is
confident that its new product offerings that track production activities, materials, fulfillment and ever-critical labor data address this focus and will therefore be included in customers e-business initiatives. The Company is expecting further penetration into industries such as automotive supply, food processing, entertainment, furniture manufacturing, paper and forestry products, airlines, and other manufacturing sectors.


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

         RESULTS OF OPERATIONS - RESULTS OF SIX MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999

         REVENUES

         The Company experienced a decrease in revenues to $3,826,462 for the six months ended June 30, 2000, from $3,964,637 for the six months ended June 30, 1999, a decrease of $138,175 or 3%. The Company attributes this decrease to an industry-wide project initiative slowdown. AdSys had a net loss of $1,693,012 for the six months ended June 30, 2000 as compared with net earnings of $681,695 for the six-month period ended June 30, 1999, a decrease of $2,374,707. This difference is largely attributable to the decrease in revenue described above, an increase in compensation and related benefits due to a larger employee base, and stock option compensation charges of $893,320 for the six months ended June 30, 2000.

         ATServer-related revenue amounted to $3,522,334 and $3,842,789 for the six months ended June 30, 2000 and 1999, respectively, a decrease of $320,455 or 8%.

         ATLink-related revenue grew to $304,128 from $121,846, an increase of $182,282 or 150% in the six months ended June 30, 2000 and 1999, respectively.

         GROSS PROFIT

         The Company had a gross profit of $3,746,764 (98% of total revenues) and $3,562,053 (90% of total revenues) for the six months ended June 30, 2000 and 1999 respectively. This represents an increase in gross profit of $184,711, or 5%. This increase is due primarily to a different sales mix for the six months ended June 30, 2000 compared to the six months ended June 30, 1999, i.e. Revenue for the six months ended June 30, 2000 had a much smaller hardware content of $51,362 giving rise to $40,338 in Cost of Goods Sold, whereas hardware sales for the six months ended June 30, 1999 were $374,119 and had a corresponding $223,332 in Cost of Goods Sold.

         ATServer-related gross profit was $3,480,337 (99% of ATServer revenue) and $3,440,206 (90% of ATServer revenue) for the six months ended
         June 30, 2000 and 1999, respectively, an increase of $40,131 or 1%. This decrease is due primarily to decreased ATServer revenue and smaller hardware and outside consultant expenses within the Cost of Goods Sold.

         ATLink-related gross profit was $266,428 (88% of ATLink revenue) and $121,846 (100% of ATLink revenue) for the six months ended June 30, 2000 and 1999, respectively, an increase of $144,582 or 119%. This increase is due primarily to increased ATLink revenue.

         OPERATING EXPENSES

                  Sales and Marketing. Sales and marketing expenses increased to $1,555,177 for the six month period ended June 30, 2000, from $872,232 for the six month period ended June 30, 1999, an increase of $682,945. The increase was primarily attributable to AdSys' hiring of additional sales personnel and a restructuring of compensation strategy, and is reflected by an increase in compensation and related benefits of $448,609. Costs of traveling increased to $211,381 for the six months ended June 30, 2000 from $86,963 for the six months ended June 30, 1999, an increase of $124,418. Advertising and marketing costs increased to $220,436 for the six months ended June 30, 2000 from $171,590 for the six months ended June 30, 1999, an increase of $48,846. This specifically was due to a heavy "trade-show" schedule for the six months ended June 30, 2000.

                  Research and Development. Research and development expenses increased to $319,867 for the six month period ended June 30, 2000, from $421,013 for the six month period ended June 30, 1999, an increase of $298,854. The increase is due almost entirely to an expansion of our development team, whose work focuses on enhancing the ATServer, LABORVIEW.com, and ATLink products, accounting for an increase of $340,512 in research and development expenses.

                  Customer Support. Customer Support expenses increased to $1,045,237 for the six month period ended June 30, 2000, from $687,444 for the six month period ended June 30, 1999, a difference of $357,793. This increase was due almost entirely to additional headcount in this department and a corresponding increase in compensation and related benefits of $309,487.

                  General and Administrative. General and administrative expenses increased to $1,081,395 for the six month period ended June 30, 2000, from $801,971 for the six month period ended June 30, 1999, an increase of $279,424. This increase was due primarily to an increase in compensation and related benefits of $82,064, an increase in computer related costs of $78,475 (procuring infrastructure needs such as servers, printers, peripherals, etc.), an increase in professional costs of $49,267 (accounting, legal, financial printer, transfer agent), and an increase in depreciation and amortization costs of $35,464.

              Stock Option Compensation. Stock Option Compensation expenses were $893,320 for the six month period ended June 30, 2000. There were no stock option expenses recorded for the six month period ended June 30, 1999. This change, which did not effect cash, was incurred as a result of stock options exercised and/or vested.

LIQUIDITY AND CAPITAL RESOURCES

         We have entered into a two-year financing commitment with a large regional commercial bank for borrowing against our accounts receivable, to address liquidity needs pending customer payments. The maximum currently available to us under this arrangement, in which we are required to pay interest at the Bank's Prime Rate, (9.5% as of July 31, 2000) is $2.0 million. As of July 31, 2000, we had drawn a balance of approximately $1.2 million under this facility. We also borrowed $250,000 from the same bank on a three-year term loan, with principal and interest also accruing at the Bank's Prime Rate (9% at July 31, 2000), due monthly.

         During the second quarter of 1999, we established an equipment leasing relationship with Primex, a private lending company. As of June 30, 2000, we had leased equipment with an outstanding balance of $119,608 owing to Primex.

         On May 2, 2000, we executed an equity placement of $2.0 million with a private investor. Terms of this arrangement were 1,111,111 shares issued at $1.80/share, with 300,000 warrants to be exercised over the ensuing two years at $2.25 (100,000 warrants), $2.50 (100,000 warrants), and $2.75 (100,000 warrants). These funds are being used for working capital as well as funding the repayment of the private financing and bridge financing noted below.

         In November 1999, we borrowed $250,000 from a stockholder for a 5% fee and interest of 12% at the maturity date, as well as warrants to acquire a total of 100,000 shares of AdSys common stock at $1.00 per share. This loan with interest and fee was repaid upon the execution of the May equity placement described above.

         In November 1999, we entered into a commitment for a 1 year financing arrangement for up to $1.0 million from a private investor, of which $250,000 was borrowed in November of 1999, and another $250,000 was borrowed in December, 1999. The investor will receive a 10% fee on advances and quarterly interest payments of 12%, as well as warrants to acquire 1 share for every dollar advanced under this term loan. The warrants have a 2 year exercise period, with a $.75 exercise price for the first year, and a $1.00 exercise price for the second year.

         In January, 2000 we entered into a 60-day short-term bridge financing with a stockholder for $200,000, with interest at 12% payable at maturity. This note was repaid upon the closing of the May equity financing noted above.

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

                      Advanced Systems International, Inc.
             Notes to Consolidated Financial Statements (unaudited) NOTE A - INDUSTRY SEGMENTS

The Company's operations by business segment for the six months ended June 30, 2000 is as follows:

                                           Labor           B2B
                                        Management     e-Business            Total
                                       ---------------------------------------------
Revenues                               $ 3,522,335     $   304,128       $ 3,826,462
Interest Income                                  -               -             1,518
Interest Expense                            95,299          50,998           146,298
Depreciation and Amortization                    -          59,286           107,911
Net Loss                                  (268,901)       (352,825)       (1,693,012)
Assets                                   2,878,447         207,504         4,460,386
Expenditures for Assets                          -               -            21,380

RECONCILIATION TO CONSOLIDATED AMOUNTS
  NET LOSS
                  Net Loss for Reportable Segments                       $  (621,725)
                  Unallocated Corporate Expenses                         $(1,071,287)
                                                                     ----------------
                                                                         $(1,693,012)
                                                                     ================
           ASSETS
                  Total Assets for Reportable Segments                   $ 3,085,951
                  Corporate Assets                                         1,374,435
                                                                     ----------------
                                                                         $ 4,460,386
                                                                     ================


                                                        Segment                        Consolidated
OTHER SIGNIFICANT ITEMS                                  Totals       Adjustments         Totals
                                                      ---------------------------------------------
                  Interest Income                     $       -       $     1,518         $  1,518
                  Depreciation and Amortization          59,286            48,625          107,911
                  Expenditures for Assets                     -            21,380           21,380



                                                         Long-Lived
GEOGRAPHIC INFORMATION                   Revenues          Assets
                                       ----------------------------
                  United States          $ 3,515,823     $ 454,366
                  Canada
                                             310,639             -
                                       ----------------------------
                                         $ 3,826,462     $ 454,366
                                       ============================


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


Date: August 14, 2000                                 /s/ Robert C. DeMerell

                                                          Robert C. DeMerell
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)

                                  Exhibit Index


Exhibit No.           Description

27                    Financial Data Schedule