Form 10QSB/A
period 2000-06-30
ADVANCED SYSTEMS INTERNATIONAL INC
filed 2000-08-31
CIK 1070497

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB/A

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

                  Research and Development. Research and development expenses increased to $719,867 for the six month period ended June 30, 2000, from $421,013 for the six month period ended June 30, 1999, an increase of $298,854. The increase is due almost entirely to an expansion of our development team, whose work focuses on enhancing the ATServer, LABORVIEW.com, and ATLink products, accounting for an increase of $340,512 in research and development expenses.

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


Date: August 25, 2000                                 /s/ Robert C. DeMerell

                                                          Robert C. DeMerell
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)

                                  Exhibit Index


Exhibit No.           Description

27                    Financial Data Schedule