Form 10QSB
period 2000-09-30
ADVANCED SYSTEMS INTERNATIONAL INC
filed 2000-11-20
CIK 1070497

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the Quarter Ended September 30, 2000

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

Shares of the Registrant's Common Stock, par value $.001 per share, outstanding as of September 30, 2000: 14,686,541

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS





                                                                                                   September 30,        December 31,
                                                                                                       2000                1999
                                                                                                    (Unaudited)
                                                                                                   ---------------------------------
ASSETS
CURRENT ASSETS
Cash
     Unrestricted                                                                                     $ 707,526           $ 297,300
     Restricted                                                                                               -             148,247
                                                                                                   ---------------------------------
                                                                                                        707,526             445,547

Accounts Receivable
     Trade
          Billed (Net of Allowance of $25,426 at September 30, 2000 and December 31, 1999)            1,573,708             308,094
          Unbilled                                                                                    1,697,903           1,000,686
     Other                                                                                                3,613              23,532
                                                                                                   ---------------------------------
                                                                                                      3,275,224           1,332,312

Inventory                                                                                                40,579              39,229
Prepaid Expenses                                                                                        107,342             114,369

                                                                                                   ---------------------------------
     TOTAL CURRENT ASSETS                                                                             4,130,671           1,931,457

PROPERTY & EQUIPMENT - AT COST
Computer Equipment                                                                                      284,615             254,451
Office Equipment                                                                                         76,689              80,245
Leasehold Improvements                                                                                   69,348              69,348
                                                                                                   ---------------------------------
                                                                                                        430,652             404,044

     Less Accumulated Depreciation and Amortization                                                     246,786             178,726
                                                                                                   ---------------------------------

     TOTAL PROPERTY & EQUIPMENT                                                                         183,866             225,318

OTHER ASSETS
Deposits                                                                                                 28,069              32,836
Software Development Costs, less accumulated amortization of $177,858 and $88,929  at September 30,
      2000 and December 31, 1999, respectively.                                                         177,861             266,790
Sundry                                                                                                    2,612               8,210
                                                                                                   ---------------------------------
TOTAL ASSETS                                                                                        $ 4,523,079         $ 2,464,611
                                                                                                   =================================

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Note Payable - Bank                                                                                 $ 1,496,962           $ 250,000
Current Maturities of Long-Term Obligations                                                             246,820              18,647
Current Maturities of Long-Term Obligations To Related Parties                                          513,322             814,489
Customer Deposits                                                                                       537,193             840,778
Accounts Payable                                                                                        859,994             880,473
Accrued Liabilities
     Payroll and Payroll Taxes                                                                          287,824             134,520
     Interest and Other                                                                                  77,924              43,763
     Professional Fees                                                                                   43,226              99,711
                                                                                                   ---------------------------------
                                                                                                        408,974             277,994

     TOTAL CURRENT LIABILITIES                                                                        4,063,265           3,082,381

LONG TERM OBLIGATIONS, LESS CURRENT MATURITIES                                                                -               5,232


STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock - $.001 Par Value; authorized, 10,000,000
     shares; none issued and outstanding                                                                      -                   -
Common Stock - $.001 par value; authorized, 20,000,000
     shares;  14,686,541 and 11,947,815 shares issued and outstanding
     at September 30, 2000 and December 31, 1999, respectively.                                          14,807              11,948
Additional paid-in capital                                                                            9,732,823           5,957,054
Accumulated Deficit                                                                                  (9,287,816)         (6,592,004)
                                                                                                   ---------------------------------
                                                                                                        459,814            (623,002)

                                                                                                   ---------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                                                  $ 4,523,079         $ 2,464,611
                                                                                                   =================================

The accompanying notes are an integral part of these consolidated financial statements

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)




                                                                           Additional
                                                        Common              Paid-In             Accumulated
                                                        Stock               Capital               Deficit              Total
                                                     --------------     ----------------     -----------------    ---------------
Balance at January 1, 1998                                 $ 8,137          $ 2,866,744          $ (4,070,317)      $ (1,195,436)

Issuance of 2,194,082 Shares of Stock                        2,194            1,888,875                     -          1,891,069

Conversion of Debentures and Interest to
899,840 shares of stock                                        900              674,000                     -            674,900

Foreclosure on Loan Receivable -- stockholder
     (72,917 shares)                                           (73)             (72,844)                    -            (72,917)

Net Loss                                                         -                    -            (1,489,675)        (1,489,675)
                                                     --------------     ----------------     -----------------    ---------------

Balance at December 31, 1998                                11,158            5,356,775            (5,559,992)          (192,059)

Issuance of 790,143 shares of stock                            790              600,279                     -            601,069

Net Loss                                                         -                    -            (1,032,012)        (1,032,012)
                                                     --------------     ----------------     -----------------    ---------------

Balance at December 31, 1999                                11,948            5,957,054            (6,592,004)          (623,002)

Issuance of 2,738,726 shares of stock                        2,859            3,775,769                     -          3,778,628

Net Loss                                                         -                    -            (2,695,812)        (2,695,812)

                                                     ----------------------------------------------------------------------------
Balance at September 30, 2000 (Unaudited)                 $ 14,807          $ 9,732,823          $ (9,287,816)         $ 459,814
                                                     ============================================================================


The accompanying notes are an integral part of these consolidated financial statements

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)






                                                                                                Nine Months Ended September 30,
                                                                                                  2000                  1999
                                                                                               ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings (Loss)                                                                            $ (2,695,812)        $   702,917
     Adjustments to Reconcile net earnings (loss) to net cash (used in) provided by operating activities
             Depreciation and Amortization                                                          162,587             128,837
             Change in Assets & Liabilities
                         Increase in Accounts Receivable                                         (1,942,912)         (1,654,772)
                         Increase in Inventories                                                     (1,350)             (8,193)
                         Decrease in Deposits                                                         4,767              29,456
                         Decrease (Increase) in Prepaid Expenses                                      7,027             (77,097)
                         (Decrease) Increase in Accounts Payable                                    (20,479)            455,672
                         Increase in Accrued Liabilities                                            130,980             266,802
                         (Decrease) Increase in Customer Deposits                                  (303,585)            304,521
                                                                                               ---------------------------------
                                     Net Cash (Used in) Provided by Operating Activities         (4,658,777)            148,143


CASH FLOWS FROM INVESTING ACTIVITIES
             Purchase of Property and Equipment                                                     (26,608)           (115,923)
             Increase in Software Development Costs                                                       -             (59,524)
                                                                                               ---------------------------------
                                     Net Cash Used in Investing Activities                          (26,608)           (175,447)

CASH FLOWS FROM FINANCING ACTIVITIES
             Proceeds from Issuance of Obligations                                                1,746,962             250,000
             Repayment of Obligations                                                              (277,059)           (626,450)
             Proceeds from Issuance of Obligations to Related Parties                               498,333             170,000
             Repayment of Related Party Obligations                                                (799,500)           (219,500)
             Proceeds from Issuance of Common Stock                                               3,778,628             293,536
                                                                                               ---------------------------------
                                     Net Cash Provided by (Used in) Financing Activities          4,947,364            (132,414)
                                                                                               ---------------------------------


NET INCREASE (DECREASE) IN CASH                                                                     261,979            (159,718)


CASH AT JANUARY 1                                                                                   445,547             225,491
                                                                                               ---------------------------------


CASH AT SEPTEMBER 30                                                                           $    707,526         $    65,773
                                                                                               =================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
             Cash Paid During the Period for Interest                                          $    145,614         $   115,256
                                                                                               =================================




The accompanying notes are an integral part of these consolidated financial statements

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                Three Months Ended September 30,          Nine Months Ended September 30,
                                                    2000                 1999                 2000                1999
                                               ----------------------------------------------------------------------------
Revenues                                       $   1,443,388        $   2,132,808         $  5,269,850        $  6,097,443

Cost of Revenues                                      66,662              298,212              146,360             695,046
                                               ----------------------------------------------------------------------------

Gross Profit                                       1,376,726            1,834,596            5,123,490           5,402,397

Operating Expenses
     Sales & Marketing                               621,885              579,997            2,177,062           1,452,229
     Research & Development                          417,920              334,787            1,137,787             755,801
     Customer Support                                654,692              353,966            1,699,928           1,041,411
     General & Administrative                        605,218              516,975            1,686,612           1,324,699
     Stock Option Compensation                        30,875                    -              924,195                   -
                                               ----------------------------------------------------------------------------
                                                   2,330,588            1,785,726            7,625,584           4,574,140


                                               ----------------------------------------------------------------------------
Earnings(Loss) From Operations                      (953,862)              48,870           (2,502,094)            828,257

Other Expense
     Interest Expense                                 48,938               27,646              193,718             125,340


                                               ----------------------------------------------------------------------------
Net Earnings(Loss)                             $  (1,002,800)       $      21,224         $ (2,695,812)       $    702,917
                                               ============================================================================

Earnings(Loss) Per Share - basic                     $ (0.07)                 $ -              $ (0.20)             $ 0.06

Earnings(Loss) Per Share - diluted                   $ (0.07)*                $ -              $ (0.20)*            $ 0.04




* Common stock equivalents are not included in calculation due to their anti-dilutive effect.

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

         Advanced Systems International, Inc. (AdSys) and the Industry are experiencing a "software project initiative slowdown" as evidenced by results of the three-month period ended September 30, 2000. It has been the Company's experience that "Fortune 1000" IT Managers are continuing to focus efforts towards assessing their e-business initiatives, causing a continued delay in purchasing decisions. AdSys is confident that its new product offerings that track production activities, materials, fulfillment and ever-critical labor data address this focus and will therefore be included in customers e-business initiatives. Currently, AdSys is identifying opportunities for growth, including the negotiation of strategic partnerships and joint ventures that will enable it to broaden competitive opportunities, shorten sales cycles and improve deliverables. The Company is expecting further penetration into industries such as airlines, automotive supply, food processing, entertainment, furniture manufacturing, paper and forestry products, and other manufacturing sectors.

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

RESULTS OF OPERATIONS - RESULTS OF NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

         REVENUES

         The Company experienced a decrease in revenues to $5,269,850 for the nine months ended September 30, 2000, from $6,097,443 for the nine months ended September 30, 1999, a decrease of $827,593 or 14%. The Company attributes this decrease to a strong 1999 fueled by Y2k preparation, and the widely held belief that Customer IT Managers are currently prioritizing e-business initiatives, therefore delaying purchasing decisions. AdSys had a net loss of $2,695,812 for the nine months ended September 30, 2000 as compared with net earnings of $702,917 for the nine months ended September 30, 1999, a difference of $3,398,729. This difference is largely attributable to the decrease in revenue described above, an increase in compensation and related benefits due to increased employee infrastructure for delivering large contract accounts, and large non-cash compensation expense related to the vesting of employee stock options.

         ATServer-related revenue amounted to $4,905,507 and $5,809,201 for the nine months ended September 30, 2000 and 1999, respectively, a decrease of $903,694 or 16%.

         ATLink-related revenue grew to $364,344 from $288,243, an increase of $76,101 or 26% in the nine months ended September 30, 2000 and 1999, respectively.

         GROSS PROFIT

         The Company had gross profit of $5,123,490 (97% of total revenues) and $5,402,397 (89% of total revenues) for the nine months ended September 30, 2000 and 1999 respectively. This represents a decrease in gross profit of $278,907 or 5%. This decrease is due primarily to lower revenue and different sales mix for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999, i.e. Revenue for the nine months ended September 30, 2000 had a much smaller hardware content of ($147,283), giving rise to $96,379 in Cost of Goods Sold, whereas hardware sales for the nine months ended September 30, 1999 were $627,569 had a corresponding $364,575 in Cost of Goods
         Sold.

         ATServer-related gross profit was $4,796,181 (98% of ATServer revenue) and $5,126,074 (88% of ATServer revenue) for the nine months ended September 30, 2000 and 1999, respectively, a decrease of $329,893 or 6%. This decrease is due primarily to decreased ATServer revenue and smaller hardware and outside consultant expenses within the Cost of Goods Sold.

         ATLink-related gross profit was $327,309 (90% of ATLink revenue) and $276,322 (96% of ATLink revenue) for the nine months ended September 30, 2000 and 1999, respectively, an increase of $50,987 or 18%. This increase is due primarily to increased ATLink revenue.


         OPERATING EXPENSES

                  Sales and Marketing. Sales and marketing expenses increased to $2,177,062 for the nine month period ended September 30, 2000, from $1,452,229 for the nine month period ended September 30, 1999, an increase of $724,833. The increase was attributable to AdSys' hiring of additional sales personnel and a restructuring of compensation to a higher base salary and a revised commission structure, and is reflected by an increase in Compensation and Related Benefits of $461,429. Costs of traveling increased to $292,246 for the nine months ended September 30, 2000 from $135,399 for the nine months ended September 30, 1999, an increase of $156,847.

                  Research and Development. Research and development expenses increased to $1,137,787 for the nine month period ended September 30, 2000, from $755,801 for the nine month period ended September 30, 1999, an increase of $381,986. The increase is due almost entirely to an expansion of our development team, whose work focuses on enhancing the ATServer, LABORVIEW.com, and ATLink products, accounting for an increase of $422,595 in research and development expenses.

                  Customer Support. Customer Support expenses increased to $1,699,928 for the nine month period ended September 30, 2000, from $1,041,411 for the nine month period ended September 30, 1999, a difference of $658,517. This increase is due almost entirely to additional headcount in this department and a corresponding increase in compensation and related benefits of $553,652.

                  General and Administrative. General and administrative expenses increased to $1,686,612 for the nine months ended September 30, 2000, from $1,324,699 for the nine month period ended September 30, 1999, an increase of $361,913. This increase is due to primarily to an increase in compensation and related benefits of $65,826, an increase in computer related costs of $105,486 (procuring infrastructure needs such as servers, printers, peripherals, etc.), and an increase in professional costs of $52,383.

                  Stock Option Compensation. Stock option compensation expenses were $924,195 for the nine months ended September 30, 2000. There were no stock option expenses recorded for the nine months ended September 30, 1999. This change, which did not affect cash, was incurred as a result of the vesting of stock options.

LIQUIDITY AND CAPITAL RESOURCES


         In November, 2000, the Company modified its existing arrangement with National City Bank to restructure the long-term nature to short-term and to provide for more interim reporting. Through this arrangement the Company borrows against accounts receivable to address liquidity needs pending customer payments. The maximum currently available to us under this arrangement, in which we are required to pay interest-monthly at the Bank's Base Rate plus 1%, (10.5% as of November 15, 2000) is $2.0 million. As of November 15, 2000, we had drawn a balance of approximately $1.8 million under this facility. We have also borrowed $250,000 from the same bank as a short-term loan, with principal and interest (also accruing at the Bank's Base Rate plus 1% (10.5% at November 15,
2000) due monthly.

         In November of 2000, the Company signed a letter of intent to enter into a commitment for a 1 year financing arrangement for $1.2 million from a private investor. The investor will receive monthly interest payments of 12%, as well as 50,000 warrants. The warrants have a 2 year exercise period, with a $1.00 exercise price. The Company expects this agreement to be finalized by the end of November, 2000.

         During the second quarter of 1999, we established an equipment leasing relationship with Primex, a private lending company. As of October 31, 2000, we had leased equipment with an outstanding balance of $80,852 owing to Primex.

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

                      Advanced Systems International, Inc.
                   Notes to Consolidated Financial Statements

NOTE A - BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, for the year ended December 31, 1999. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.


NOTE B - INDUSTRY SEGMENTS

The Company's operations by business segment for the nine months ended September 30, 2000 is as follows (unaudited):

                                                Labor           B2B           Segment
                                             Management      e-Business       Totals
                                           -----------------------------------------------
Revenues                                       $ 4,905,507      $ 364,343     $ 5,269,850
Interest Expense                                   137,077         56,641         193,718
Depreciation and Amortization                            -         88,929          88,929
Net Loss                                        (1,397,779)      (332,784)     (1,730,563)
Assets                                           3,607,010        177,861       3,784,871
Expenditures for Assets                                  -              -               -

RECONCILIATION TO CONSOLIDATED AMOUNTS
             NET LOSS
                    Net Loss for Reportable Segments                          $(1,730,563)
                    Unallocated Corporate Expenses                               (965,249)
                                                                          ----------------
                                                                              $(2,695,812)
                                                                          ================
             ASSETS
                    Total Assets for Reportable Segments                      $ 3,784,871
                    Corporate Assets                                              738,208
                                                                          ----------------
                                                                              $ 4,523,079
                                                                          ================

                                                                              Segment                      Consolidated
             OTHER SIGNIFICANT ITEMS                                          Totals        Adjustments       Totals
                                                                          ------------------------------------------------
                    Depreciation and Amortization                                 $88,929         $74,385        $163,314
                    Expenditures for Assets                                             -          26,607          26,607

                                                             Long-Lived
GEOGRAPHIC INFORMATION                        Revenues         Assets
                                           -------------------------------
                    United States              $ 4,864,813      $ 364,339
                    Canada                         405,037              -
                                           -------------------------------
                                               $ 5,269,850      $ 364,339
                                           ===============================


                      Advanced Systems International, Inc.
                   Notes to Consolidated Financial Statements

NOTE B - INDUSTRY SEGMENTS (continued)

The Company's operations by business segment for the three months ended September 30, 2000 is as follows (unaudited):

                                                            Labor            B2B         Segment
                                                           Management     e-Business      Totals
                                                      --------------------------------------------------
Revenues                                                  $ 1,383,173       $ 60,215     $ 1,443,388
Interest Expense                                               41,778          7,160          48,938
Depreciation and Amortization                                       -         29,643          29,643
Net Loss                                                     (805,538)      (141,191)       (946,729)
Assets                                                      3,607,010        177,861       3,784,871
Expenditures for Assets                                             -              -               -

RECONCILIATION TO CONSOLIDATED AMOUNTS
           NET LOSS
                    Net Loss for Reportable Segments                                     $  (946,729)
                    Unallocated Corporate Expenses                                           (56,071)
                                                                                     ----------------
                                                                                         $(1,002,800)
                                                                                     ================
           ASSETS
                    Total Assets for Reportable Segments                                 $ 3,784,871
                    Corporate Assets                                                         738,208
                                                                                     ----------------
                                                                                         $ 4,523,079
                                                                                     ================

                                                                                         Segment                       Consolidated
           OTHER SIGNIFICANT ITEMS                                                        Totals        Adjustments       Totals
                                                                                     ----------------------------------------------

                    Depreciation and Amortization                                           $ 29,643      $ 25,759      $ 55,402
                    Expenditures for Assets                                                        -         5,227         5,227


                                                                          Long-Lived
GEOGRAPHIC INFORMATION                                 Revenues             Assets
                                                 ----------------------------------------
                    United States                         $ 1,289,270          $ 364,339
                    Canada                                    154,118                  -
                                                 ----------------------------------------
                                                          $ 1,443,388          $ 364,339
                                                 ========================================

                      Advanced Systems International, Inc.
                   Notes to Consolidated Financial Statements

NOTE B - INDUSTRY SEGMENTS (continued)

The Company's operations by business segment for the nine months ended September 30, 1999 is as follows (unaudited):

                                                                Labor            B2B          Segment
                                                              Management      e-Business       Totals
                                                        -------------------------------------------------
Revenues                                                      $ 5,816,958    $ 280,485       $ 6,097,443
Interest Expense                                                  125,340            -           125,340
Depreciation and Amortization                                           -       56,700            56,700
Net Earnings (Loss)                                               947,405     (176,857)          770,548
Assets                                                          2,514,694      299,019         2,813,713
Expenditures for Assets                                                 -            -                 -

RECONCILIATION TO CONSOLIDATED AMOUNTS
             NET EARNINGS
                      Net Earnings for Reportable Segments                                   $   770,548
                      Unallocated Corporate Expenses                                             (67,631)
                                                                                       ------------------
                                                                                             $   702,917
                                                                                       ==================
             ASSETS
                      Total Assets for Reportable Segments                                   $ 2,813,713
                      Corporate Assets                                                           107,925
                                                                                       ------------------
                                                                                             $ 2,921,638
                                                                                       ==================

                                                                                              Segment                  Consolidated
             OTHER SIGNIFICANT ITEMS                                                           Totals     Adjustments      Totals
                                                                                       --------------------------------------------
                          Depreciation and Amortization                                       $ 56,700     $ 67,652      $ 124,352
                          Expenditures for Assets                                                    -      115,923        115,923

                                                                                    Long-Lived
GEOGRAPHIC INFORMATION                                         Revenues               Assets
                                                        --------------------------------------------
                          United States                            $ 4,859,291            $ 545,517
                          Canada                                     1,238,152                    -
                                                        --------------------------------------------
                                                                   $ 6,097,443            $ 545,517
                                                        ============================================

                      Advanced Systems International, Inc.
                   Notes to Consolidated Financial Statements

NOTE B - INDUSTRY SEGMENTS (continued)

The Company's operations by business segment for the three months ended September 30, 1999 is as follows (unaudited):

                                                        Labor              B2B         Segment
                                                      Management       e-Business      Totals
                                                ---------------------------------------------------
Revenues                                              $ 1,974,170        $ 158,638     $ 2,132,808
Interest Expense                                           27,646                -          27,646
Depreciation and Amortization                                   -           28,350          28,350
Net Earnings (Loss)                                       110,127          (65,348)         44,779
Assets                                                  2,514,694          299,019       2,813,713
Expenditures for Assets                                         -                -               -

RECONCILIATION TO CONSOLIDATED AMOUNTS
             NET EARNINGS
                    Net Earnings for Reportable Segments                               $    44,779
                    Unallocated Corporate Expenses                                         (23,555)
                                                                                   ----------------
                                                                                       $    21,224
                                                                                   ================
             ASSETS
                    Total Assets for Reportable Segments                               $ 2,813,713
                    Corporate Assets                                                       107,925
                                                                                   ----------------
                                                                                       $ 2,921,638
                                                                                   ================

                                                                                     Segment                        Consolidated
             OTHER SIGNIFICANT ITEMS                                                  Totals         Adjustments       Totals
                                                                                   ------------------------------------------------
                    Depreciation and Amortization                                    $ 28,350          $ 23,555       $ 51,905
                    Expenditures for Assets                                                 -           479,335        479,335


                                                                       Long-Lived
GEOGRAPHIC INFORMATION                            Revenues               Assets
                                           --------------------------------------------
                    United States                     $ 1,804,425            $ 545,517
                    Canada                                328,383                    -
                                           --------------------------------------------
                                                      $ 2,132,808            $ 545,517
                                           ============================================


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


Date: November 20, 2000                               /s/ Robert C. DeMerell

                                                          Robert C. DeMerell
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)

                                  Exhibit Index


Exhibit No.           Description

27                    Financial Data Schedule