Form 10KSB40
period 2000-12-31
ADVANCED SYSTEMS INTERNATIONAL INC
filed 2001-07-25
CIK 1070497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

             [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2000

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO _________

                             Commission File Number:

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
                  (Name of issuer as specified in its charter)

             NEVADA                                          13-3953047
  (State or other jurisdiction of                     (I.R.S. Employer I.D. No.)
   incorporation or organization)

                         25300 TELEGRAPH ROAD, SUITE 455
                           SOUTHFIELD, MICHIGAN 48034
                    (Address of principal executive offices)

                                  248-263-0000
                           (Issuer's telephone number)

    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                         COMMON STOCK, $0.001 PAR VALUE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X  No
                                                                          ---

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


         As of June 30, 2001, 14,886,541 shares of Common Stock of the registrant were outstanding, and the aggregate market value of the Common Stock of the registrant as of that date (based upon the last reported sale price of the Common Stock reported on that date by the NASDAQ OTB), excluding outstanding shares beneficially owned by affiliates, was $1,610,020.


         Revenue for Fiscal Year Ended December 31, 2000 was $5,294,771.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS

ADVANCED SYSTEMS INTERNATIONAL, INC.

         Advanced Systems International, Inc., ("AdSys" or the "Company") a Nevada corporation, is the holding Company for one operating subsidiary, Automatic Time Systems Corp., ("ATS"). ATS is a developer and supplier of labor management, data integration and Business-to-Business extension software application services. ATS also offers ongoing support necessary for the deployment of enterprise-wide data management. ATS markets its products through direct sales and in conjunction with strategic partners.

         The Company also has a second subsidiary Automated Systems International, Ltd. that is inactive.

         AdSys and ATS are headquartered in Southfield, Michigan, a suburb of Detroit. Our fiscal year end is December 31.

BACKGROUND

         ATS was formed in 1995 to acquire substantially all of the assets and certain liabilities of Automated Time Systems Corp. This acquisition was completed in early 1996.

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

         In 2000, ATS signed a contract with Continental Airlines to develop and implement an airline specific system for workforce management and cost control.

         In February 2001, ATS announced a business alliance with Sabre Holding Corporation, a leading provider of technology for the travel and airline industries. The integration of Sabre and ATS products provides the airline industry with a comprehensive, end-to-end, labor management solution, which will help optimize workforce productivity, manage labor costs, and improve service levels of airport operations.

         The Company's customers include market leaders such as DaimlerChrysler, Continental Airlines, Johnson Controls, HJ Heinz, Dana Corporation, Sara Lee, Lear Corporation, Rolls Royce, Volvo, and Imperial Tobacco.

PRODUCTS

         ATS addresses three critical business-to-business issues:

         o Providing real-time labor and product costing information in order to intelligently compete in the global economy;

         o Allowing real-time access to tracking and fulfillment data of supply chain orders and process manufacturing;

         o Permitting integration of Front Office and Back Office Business to Business applications.


         ATS has developed its principal application software programs to effectively facilitate labor management, inventory tracking, fulfillment and complete integration of enterprise applications. Essentially, ATS provides the tool set for companies to extend controls over labor productivity and product costing so they can better compete.

         In order to provide a complete solution, ATS bundles implementation services, on-going support for its products, and third party hardware together with its software products. Key markets include airline, automotive, automotive supply, food processing, pulp and paper and other manufacturing industries. The Company markets its products through direct sales and in conjunction with strategic partners.

         ATServer(R).

         ATServer is a workforce management/labor, client/server software package, originally developed for DaimlerChrysler in conjunction with Perot Systems. ATServer collects, processes, and distributes key employee labor data throughout the user organization.

         The software links to the traditional "punch-in time clock" or any other electronic login device that employees use upon entering and exiting plants. ATServer(R) instructs various hardware and peripherals by sending employee "coming and going" information to the payroll department, supervisors and managers. The result is that actual information can be compared to scheduled data, identifying exceptions and alerting management.

         After the initial installation of ATServer(R) at the Sterling Stamping Plant, DaimlerChrysler obtained a broad software license from ATS and is completing its rollout of 32 plants in North America using its own personnel.

         In 1999, ATS secured an order to implement its ATServer product at 40 plants of Johnson Controls International, a Tier 1 automotive supplier with 15 plants already completed as of the date of this filing.

         In 2000, this product was expanded to provide the complex airport personnel scheduling and enterprise wide communication requirements of the airlines. Continental contracted to implement this enhanced system in 4 North American hubs. In 2001, Continental expanded this implementation to the Chelsea and Express divisions.

         COMPETITION

         Workforce Management is an evolving market as corporations continue to focus on improving people costs and productivity across the enterprise. This need is driving vertical market specialization using new technologies to reach personnel in worldwide locations.

         A large number of small competitors and one large competitor are trying to establish a leadership position in this changing landscape. Our largest competitor is Kronos Incorporated.

         After being selected by Continental and entering into a strategic marketing agreement with Sabre, ATS expanded its vertical specialization to the high opportunity airline market.

         These vertically specialized products for the Airline, Automotive, Manufacturing, and Forest Product markets combined with the scalability and delivery capability for the largest enterprise wide implementations are the ATS differentiators.

         LABORVIEW.com(TM)

         Laborview.com(TM) was released in late 1999 to enhance the ATServer(R) application features onto the Internet.

         The restructured application is the first true browser-independent, web-based workforce management/labor allocation solution. Corporations can now capture attendance and labor data in real-time from their agile workforces, whether employees work in a fixed location, on-site for a project, or anywhere else labor resources are deployed.

         Building upon the ATServer(R) Client/Server engine, the Laborview Suite expands time and attendance/labor allocation applications across the enterprise, into areas where traditional data collection devices found in manufacturing and warehouse facilities are not acceptable. The modular product suite is comprised of specific components that replace conventional terminals as the means of data capture:

         o    Laborview/DT(TM) - Desk Top

         o    Laborview/IVR(TM) - Interactive Voice Response

         o    Laborview/EIC(TM) - Employee Information Center (Kiosk)

         o    Laborview/HHC(TM) - Hand Held Computing

         COMPETITION

         Companies that have announced Internet based or web enabled Labor Management software subsequent to ATS include Kronos Incorporated and JeTech (eLabor) Corporation.

         ATLink(TM)

         The ATLink(TM) product is an integration application that facilitates data flows between legacy and/or application software and the Front to Back Office to various data collection devices (such as bar code scanners) on the manufacturing or warehouse floor within the enterprise. It also extends into the enterprise applications of both customers and suppliers, thus supporting a true Business to Business extension. This sophisticated product allows ATS to more easily integrate its workforce management with existing legacy software and ERP Systems.

         In September 2000, ATS received the START Magazine Technology Vision Award for the ATLink product.

         Current ATLink customers include Imperial Tobacco, Continental Airlines, Tokyo Electron, TRW, Belden Communications, and Montefiore Medical Center.

         ATLink(TM) COMPETITION

         As a stand-alone application, ATLink(TM) competes with Epic Data Inc. and Data Horse.


INTELLECTUAL PROPERTY

         We own a United States Trademark registration for "ATServer". Our registration is valid for 10 years from the registration date January 1998, and may be renewed. We hold common law trademark rights in the marks ATLink and LABORVIEW.com.

RESEARCH AND PRODUCT DEVELOPMENT

         The nature of our business has required, and will continue to require, expenditures for research and product development to support our business activities. Research and development costs were $878,210 and $832,350 for the years ended December 31, 2000 and 1999 respectively.

EMPLOYEES

As of July 13, 2001 ATS had 57 full time employees.


ITEM 2.  DESCRIPTION OF PROPERTY

         FACILITIES

         The Company's corporate headquarters, of approximately 14,000 square feet, is located in Southfield, Michigan. The lease on this space currently provides for monthly rent of approximately $24,000 per month, including base rent and a pro rata share of operating expenses and real estate taxes. This lease terminates on October 31, 2003.


ITEM 3.  LEGAL PROCEEDINGS

         We are not party to any material legal proceedings, although we are involved from time to time in routine litigation incident to our business. Management believes that the outcome of such proceedings will not have a material impact on the Company's financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Shareholders Meeting was held on November 8, 2000. The first item of business was the election of directors. The slate of directors was as proposed by the Company and as previously publicly disclosed. There was no alternative slate of directors proposed. The number of votes in favor of the slate of the directors was

8,977,204, with 163,918 voting abstaining from a total number of outstanding common shares entitled to vote of 14,809,458.

         The second item voted upon at the meeting was an amendment to the Articles of Incorporation increasing the total number of authorized shares from 30 to 40 million and increasing the number of authorized shares of common stock from 20 to 30 million. 8,421,371 votes cast in favor of this amendment and 714,526 votes were cast against it and 6,225 abstained.

                                     PART II


ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         From January 25, 1998, through July 1, 1999, our common stock was listed for quotation on the Nasdaq OTCBB under the symbol "ADSN". From July 2, 1999 through August 27, 1999, the National Quotation Bureau "pink sheets" listed our common stock for quotation. From August 28, 1999 through May 24, 2001, our common stock had once again been listed for quotation on the Nasdaq OTCBB under the symbol "ADSN". From May 25, 2001 to the date of this filing, the National Quotation Bureau "pink sheets" listed our common stock for quotation. As of the date of this filing, only 13,745,430 shares of our common stock are eligible for public trading. No assurance can be given that a significant trading market for our common stock will develop or, if developed, that it will be sustained.

The following table sets forth the range of the high and low closing bid prices of our common stock during each of the calendar quarters identified below. These bid prices were obtained from the Nasdaq OTCBB and from the National Quotation Bureau, Inc. They reflect interdealer prices without retail markup, markdown, or commission and may not necessarily reflect actual transactions.



                                    HIGH              LOW
                                 ----------        ----------
1999
1st Quarter .............        $   1.6875        $   0.4375
2nd Quarter .............        $   1.9375        $   0.5625
3rd Quarter .............        $   1.6250        $   0.1250
4th Quarter .............        $   1.3125        $   0.6875

2000
1st Quarter .............        $   4.2500        $   0.6875
2nd Quarter .............        $   3.3750        $   1.0000
3rd Quarter .............        $   1.1718        $   0.5625
4th Quarter .............        $   0.6562        $   0.1250

*There are approximately 1900 security holders of record of the Company's stock.

We have never paid cash dividends on our common stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not anticipate that we will pay cash dividends in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

         As stated in Note K to the consolidated financial statements, the Company's 1999 financial statements and stockholders' deficit as of January 1, 1999 have been restated. The accompanying management's discussion and analysis give effect to that restatement. The information in this section should be read together with the consolidated financial statements that are included elsewhere in the Form 10-KSB.

SUMMARY

         The information in this section should be read together with the audited, consolidated financial statements that are included elsewhere in this form 10-KSB.

         The Company's decline in consolidated revenue for the twelve-month period ended December 31, 2000 as compared to the prior year, is attributed to two key market factors. First, the Company experienced an unusually high rate of growth in new projects in 1999 caused by Year 2000 compliance issues. These industry-wide conditions resulted in fewer projects and a slowdown of new business initiatives in fiscal 2000. Second, the Company's investment in new products and vertical markets has introduced complexities and an associated delay in the sales cycle.

          The Company anticipates a return to growth in 2001 due to a stronger demand for its products and services as businesses are forced to refocus on operational efficiency systems that reduce the cost of labor and information flow. New demand for additional implementations from the Company's customer base and tighter strategic alliances with industry leaders EDS and Sabre should fuel this growth. The Company is looking to build on existing installations at several Fortune 1000 Companies, in industries such as Airlines and Transportation, Automotive Supply, Food Processing, Entertainment, Pulp and Paper Processing, and other manufacturing sectors. The Company has experienced successful entrance in the foregoing markets; enhancing long-term growth potential by combining and web-basing two separate but compatible software products, ATServer and ATLink into an overall suite of solutions for our customers.

         In addition, the Company has and is pursuing aggressive cost cutting programs. New marketing and integration alliances allowed the Company to introduce lower cost sales and implementation models.

The Company's product suite addresses the critical issues facing today's management--increasing labor and information costs.

         o ATServer(R) provides a complete workforce management solution to optimize labor cost and productivity across the enterprise

         o ATLink(TM) offers real-time access to data enhancing information flow and cost optimization across multiple systems and companies

         o LABORVIEW.com(TM) enables remote access to labor management via the web

Results of Operations 2000 vs. 1999

         Revenues

         Revenues amounted to $5,294,771 and $6,382,526, in fiscal 2000 and 1999, respectively, a decrease of 17%. The Company's growth has leveled off in the twelve-month period ended December 31, 2000 as compared to the prior year. Management has attributed the decline in revenue to two key market factors. The Company experienced an unusually high rate of growth in new projects in 1999 caused by Year 2000 compliance issues. These industry-wide conditions resulted in fewer projects and a slowdown of new business initiatives in 2000. Second, the Company's investment in new products and vertical markets has introduced complexities and an associated delay in the sales cycle.

         Software Revenue amounted to $1,283,129 and $2,538,087 in fiscal 2000 and 1999, respectively, a decrease of 49%. Hardware Revenue amounted to $147,284 and $931,566 in fiscal 2000 and 1999, respectively, a decrease of 84%. Service revenue amounted to $3,864,358 and $2,912,873 in fiscal 2000 and 1999, respectively, an increase of 33%. The decrease in 2000 software revenue is due to the Company entering into contracts that were longer in duration as compared to 1999. When recognizing revenue by a percentage of completion basis this results in deferring revenue for work not yet completed into future years. The primary cause of the decrease in hardware revenue is that a major customer had an existing hardware contract prior to signing with us, and purchased the hardware directly from a third party hardware vendor. Additional service revenue in 2000 vs. 1999 was primarily due to an overall increase in add-on business at existing customers and installations of new additions to the Company's suite of products, ATLink(TM) and ATServer's Web Based Alternative, LABORVIEW.com(TM).

         ATServer(R) related revenue amounted to $4,853,817 and $5,928,886 in fiscal 2000 and 1999, respectively, a decrease of $1,075,069 or 18%. Revenue segments are broken down into the following categories, Software, Hardware, and Professional Services. This segment's software revenue amounted to $1,259,829 and $2,523,513 for fiscal 2000 and 1999, respectively, hardware revenue amounted to $117,219 and $737,332 for fiscal 2000 and 1999, respectively, and professional services amounted to $3,476,769 and $2,668,040 for fiscal 2000 and 1999, respectively.

         ATLink(TM) related revenue amounted to $440,954 and $453,640 in fiscal 2000 and 1999, respectively, a decrease of $12,686 or 3%. Revenue within segments are broken down into the following categories, Software, Hardware, and Professional Services. This segment's software revenue amounted to $23,300 and $14,574 for fiscal 2000 and 1999, respectively, hardware revenue amounted to $30,065 and $194,234 for fiscal 2000 and 1999, respectively, and professional services amounted to $387,589 and $244,833 for fiscal 2000 and 1999, respectively.

         Cost of Revenues

         Cost of revenues amounted to $1,749,098 and $2,122,249 in fiscal 2000 and 1999, respectively, a decrease of 18%, which closely follows the decrease in revenues.

         Cost of software revenue amounted to $45,620 and $90,308 in fiscal 2000 and 1999, respectively, a decrease of 49%. Cost of hardware revenue amounted to $97,376 and $602,545 in fiscal 2000 and 1999, respectively, a decrease of 84%. Cost of service revenue amounted to $1,606,102 and $1,429,396 in fiscal 2000 and 1999, respectively, an increase of 12%. All categories of cost of revenue correspond to increases or decreases in their respective revenue.

         ATServer(R) related cost of revenue amounted to $1,351,564 and $1,900,984 in fiscal 2000 and 1999, respectively, a decrease of $549,420 or 29%. Cost of revenue within segments are broken down into the following categories, Software, Hardware, and Professional Services. The company's software cost of revenue amounted to $45,620 and $90,308 for fiscal 2000 and 1999 respectively, hardware cost of revenue amounted to $74,182 and $446,797 for fiscal 2000 and 1999 respectively, and professional services cost of revenue amounted to $1,231,762 and $1,363,879 for fiscal 2000 and 1999 respectively.

         ATLink(TM) related cost of revenue amounted to $397,534 and $221,265 in fiscal 2000 and 1999, respectively, an increase of $176,269 or 80%. The company's hardware cost of revenue amounted to $23,194 and $155,748 for fiscal 2000 and 1999 respectively, and professional services cost of revenue amounted to $374,340 and $65,517 for fiscal 2000 and 1999 respectively.

         Gross Profit

         The Company had consolidated gross profit of $3,545,673 (67.0% of total revenues) and $4,260,277 (66.8% of total revenues) in fiscal 2000 and 1999 respectively. The increase in overall gross profit percentage is due primarily to lower hardware revenue and its related costs.

         ATServer(R)-related gross profit was $3,502,253 (72.2% of ATServer(R) revenue) and $4,027,901 (67.9% of ATServer(R) revenue) in fiscal 2000 and 1999, respectively, a decrease of $525,648.

         ATLink(TM)-related gross profit was $43,420 (9.8% of ATLink(TM)-related revenue) and $232,376 (51.2% of ATLink(TM)-related revenue) in fiscal 2000 and 1999, respectively, a decrease of 188,956. The decrease is due to increased professional service costs due to an increased number of projects being worked on.

         Operating Expenses

         Operating expenses increased dramatically in 2000 as compared with 1999. This increase is primarily due to growth in the number of employees and is reflected by increases in compensation and related benefits, which increased to $5,354,201 in 2000, from $3,477,760 in 1999, an increase of $1,876,442 or 52.6%. Also, the Company has incurred greater travel expense, which increased to $565,063 in 2000, from $388,872 for 1999, an increase of $176,191 or 45%. ATS also incurred increased legal and accounting expenses of $403,085 for 2000, as compared with $316,790 for 1999. As a result of our expansion and occupation of additional office space, premises-related costs were $388,381 for 2000, as compared with $302,635 for 1999, an increase of $85,746 or 28%.

                  Sales and Marketing. Sales and marketing expenses increased $647,987 to $2,609,717 in 2000, from $1,961,730 in 1999. The increase resulted from added personnel used to position the Company in new vertical markets. Cost of traveling increased $128,612 to $365,173 in 2000 from $236,561 in 1999; this increase was to establish key vertical market penetration. Advertising, Marketing and Public Relations related costs decreased $49,756 to $286,063 in 2000 from $335,819 in 1999, as the Company brought the marketing function in house.

                  Research and Development. Research and development expenses increased $45,859 to $878,210 in 2000, from $832,350 in 1999. The increase is chiefly attributable to an expansion of our development team, whose work focuses on enhancing the ATServer, LABORVIEW.com, and ATLink product's functionality and new vertical market applicability.

                  Process Improvement Costs. Process improvement costs expenses increased $627,672 to $1,399,803 in 2000 from $772,131 in 1999. The increase was due to additional headcount required to shorten the implementation cycle in our airline customer installation.

                  General and Administrative. General and administrative expenses increased $1,438,758 to $3,546,074 in 2000, from $2,107,316 in
         1999. $588,507 was due to increased benefits, premises, travel & entertainment, equipment leasing, legal, accounting, directors/officers insurance, and management compensation plans tied to performance. In 2000, the Company incurred a $1,005,070 non-cash expense for option exercises by employees and third-party consultants. In 1999, the amount of expense is $223,103. The Company does not anticipate similar expenses in the future as the employee stock option plan has been modified.


         Net Loss

         The Company had a net loss of $5,344,474 for fiscal 2000, as compared with $1,621,776 in fiscal 1999, an increase of $3,722,698. This difference is due to larger operating costs including cost of revenues sold ($10,182,902 in 2000, and $7,795,776 in 1999, a difference of
         $2,387,126), reduced revenue of $1,087,755, and increased interest costs of $247,817.

LIQUIDITY AND CAPITAL RESOURCES

         The Company entered into a $2,000,000 credit facility with a commercial bank on July 28, 2000 for borrowing against our accounts receivable to address liquidity needs pending customer payments. As of December 31, 2000, we had drawn a balance of approximately $1.83 million under this facility. Using proceeds from these arrangements, we retired our previous outstanding debt of approximately $1,100,000 with a factoring agent. Subsequent to entering into this arrangement and due to non-compliance with covenants, ATS sought and was granted a forbearance of repayment provisions until March 1, 2001. Currently, this facility is "due upon demand" as the Company works with the commercial bank to pay down the existing debt and attract and retain another lender at terms more favorable to the Company. As of July 10, 2001, the Company's indebtedness, including interest to the commercial bank is $1,201,232, $866,107 of which bears interest at the bank's prime rate plus 6.5 percent, (13% at July 13, 2001) and $215,278 of which bears interest at 10% as of July 13, 2001.

         As part of an overall $1.2 million in 2000 debt financing with a related party, the Company refinanced a $560,000 subordinated short-term note payable with interest accruing at 12% annually. The maturity date of this refinancing is December 22, 2001 with 12% annual interest rate payable monthly and 560,000 2-year warrants with an exercise price of $.125/share. The Company received an additional $390,000 in 2001 from this financing in the form of debt with terms identical to the refinancing described above. The remaining $250,000 in subordinated financing was raised in 2001 as a "bridge", payable without interest until March 1, 2001, and on demand after that date. As of the date of this filing, this bridge has yet to be repaid.

         In May 2001 the Company secured $500,000 in advance funding for work to be performed from one of its premiere clients. The initial amount was funded within the scope of a $2,000,000 commitment, the remainder to be received by the Company after meeting certain project related milestones.

         The Company maintains an equipment leasing relationship with Primex, a private lending Company. As of December 31, 2000, the Company had leased approximately $231,000 in equipment from them.

         In July 2000, the Company executed an Equity Placement of $2.0 million with a private investor. This financing activity was to provide working capital and consists of 1,111,111 shares of common stock, valued at $1.80 per share. Included with this investment are 300,000 2-year warrants to purchase shares, 100,000 at $2.25/share, 100,000 at $2.50/share, and 100,000 at $2.75/share. The remaining 1,827,615 shares issued during 2000 were the result of option and warrant exercises.

         In January of 2001, the Company instituted a "down-sizing" initiative. The Company continues to pursue cost-cutting measures currently, and will act accordingly in the future as results and business conditions warrant.

         The Company has, as of December 31, 2000, deficits in stockholders' equity of $3,040,873 and working capital of $3,422,147. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern in the absence of sufficient additional funds and the achievement of profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classifications of assets carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently pursuing additional sources of capital. Future operations will be dependent upon the Company's ability to raise additional funds.


         Although the Company believes that improved operations, together with the financing described above, will yield sufficient liquidity, no assurance can be given that additional sources of capital will not be required. The Company is considering raising additional capital as market conditions warrant in order to form a stronger capital base, and for increased investment in product development, acquisitions of companies with synergistic value, resource procurement based on a definable implementation schedule or backlog, and/or office space expansion. The extent to which such additional financing is available will affect the level to which the Company pursues these discretionary growth actions.

         CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

Except for historical matters, the matters discussed in this Annual Report are "forward-looking statements" within the meaning of the private Securities Litigation Reform Act of 1995 (the "Act"). The Company's desire is to take advantage of the safe harbor provisions of the Act and includes this statement for the express purpose of availing itself of the protection of the safe harbor with respect to all forward-looking statements that involve risks and uncertainties.

         The following important factors, among others, could cause actual operating results to differ materially from those indicated by forward-looking statements made in this Form 10-KSB and presented elsewhere by management from time to time.

         o    Product Development and Technological Change

         o Attracting and retaining sufficient Technical Personnel for Product Development, Implementation, Support, and Sales

         o    Competition

         o    Dependence on Time and Attendance Product Line

         o    Dependence on Alternate Distribution Channels


ITEM 7.  FINANCIAL STATEMENTS


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On February 5, 2001, the Company filed a Form 8-K that related to a change of auditors. (see item 13 exhibit 1)

On April 16, 2001, the Company filed a Form 8-K related to a delay in the filing of the 2000 10KSB with the SEC. (see item 13 exhibit 2)

On April 30, 2001, the Company filed a Form 8-K related to a delay in the filing of the 2000 10KSB with the SEC. (see item 13 exhibit 3)

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The executive officers of the Company, their ages and the offices held, as of June 15, 2001, are as follows:


NAME                        AGE             POSITION
------------------          ---       ----------------------------------------
 Gerald A. Pesut              61       President, CEO, Chairman
 John Williams                57       Director
 Alexander Henry              54       Director
 Mark O'Donoghue              36       Director
 Carlos Bravo                 42       Director
 Daniel J. Dorman             38       Director
*Robert C. DeMerell           33       CFO, Secretary, Treasurer and Controller
 James A. Hopp                54       COO


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

JOHN WILLIAMS, DIRECTOR. Mr. Williams has 35 years of experience in sales, sales management and business management. His career has included both domestic and international responsibilities. Mr. Williams has served in various positions with Storage Technology Corporation (1972-1980 and 1990-1997), retiring in 1997 after serving as its Senior Executive Vice President. Mr. Williams has also held positions at GriD Systems (1982-1990), Magnuson Computer Systems (1980-1982) and Memorex (1970-1973). Mr. Williams is currently consulting to international corporations with his Company, the CSO Forum.

ALEXANDER HENRY, DIRECTOR. Since 1993, Mr. Henry has been a principal of Hampton Equity Management, Inc., which organizes financing for computer software developers and other emerging companies, including tax-assisted and seed-capital financing. From 1991 to 1993, Mr. Henry managed tax-assisted and other real estate finance offerings with LOM & Associates, a division of Loewen, Ondaatje and McCutcheon. Prior to 1991, Mr. Henry was a principal and promoter of syndications of tax-sheltered investment vehicles, commercial real estate and mortgage investments. From 1978 to 1981, Mr. Henry practiced as a Chartered Accountant with Touche Ross & Co. in Toronto, Ontario. Mr. Henry serves as a director of several companies, including MusicMusicMusic Inc., an e-commerce Company, and Jax Mold & Machine, Inc., which provide molds to the tire and rubber industry using high-technology methods.

MARK O'DONOGHUE, DIRECTOR. Since 1997, Mr. O'Donoghue has served as Chief Executive Officer of Temple Securities Ltd., a full service investment dealer. From 1993 to 1997, he was a Trust Officer and

Investment Advisor to Temple Trust Company Ltd. Mr. O'Donoghue holds a Canadian Chartered Accountant designation and formerly practiced as an accountant with Ernst & Young.

CARLOS E. BRAVO, DIRECTOR. Until 1999, Mr. Bravo served as an officer and Vice President of USinternetworking Inc., a pioneer in the Internet-based outsourcing of leading business applications for monthly fees (USi created the "ASP" -Applications Services Provider Industry). From 1997 to 1998, Mr. Bravo was a principal of IIT Inc., a global information technology consulting and systems integration Company which became the seed of newly-formed USi. From 1995 to 1997, Mr. Bravo was a Principal of Comdisco Inc.'s Systems Integration Business unit. Since 1989 until 1995, Mr. Bravo has also been a founder, Chairman and CEO of Bravo International Corporation, a manufacturer of toys and sporting goods. From 1989 to 1994, Mr. Bravo was also co-founder and COO of Amcotech, Inc., a manufacturer of consumer and industrial products. From 1983 to 1989, Mr. Bravo held several technology management and systems design posts at General Electric and Snap-on Tools. Mr. Bravo attended the University of Florida and Northwestern University. He holds advanced degrees in Aerospace Engineering, Applied Mathematics, and Business.

DANIEL J. DORMAN, DIRECTOR. Mr. Dorman is president of Princeton Capital Fund, L.L.C., a medium-size private equity fund located in Michigan. Princeton Capital's portfolio includes both investments in high growth orientated technology companies as well as the consolidation of basic industry acquisitions. Mr. Dorman has raised over $200 million as a principal, and arranged over 17 merger, acquisition, and financing transactions for portfolio companies that have resulted in substantial increase in shareholder value. He also serves on the Board of Directors of both public and privately held entities.

*ROBERT C. DEMERELL, CHIEF FINANCIAL OFFICER, SECRETARY, TREASURER AND CONTROLLER. From 1995 to late 1997, Mr. DeMerell served as Controller at FAME Information Services, Inc., where he developed and implemented financial controls as that Company grew from $5 million to $25 million in annual sales over a two-year period and established operations in the U.K. and Asia. From 1992 to 1994, Mr. DeMerell worked as an auditor for Ernst & Young, concentrating on small business auditing. Mr. DeMerell earned his B.A. in economics from the University of Michigan and his M.B.A. from the University of Notre Dame. He is also a Certified Public Accountant.

JAMES HOPP, CHIEF OPERATIONS OFFICER. Mr. Hopp has 30 years of experience in business management and sales and service delivery of information technology systems. From 1998 - 2000, Mr. Hopp served as the Director of Sales Operations for Sprint Enterprise Network Services, a $400 million professional services consulting division of Sprint. From 1995 - 1998, Mr. Hopp served as the Vice President of Delivery Services managing the delivery of consulting services as part of the $40 million start-up Professional Services Division of Comdisco, Inc. Prior to 1995 Mr. Hopp held various consulting and project management positions at CAP Gemini Consulting and several management positions at Unisys Corporation. Mr. Hopp has a strong background in management, project management, national account programs, and management consulting and information technology systems.



* Effective June 1, 2001 Mr. DeMerell is no longer employed by the Company.

ITEM 10. EXECUTIVE COMPENSATION

                               2000 Compensation

                                                                                            Long Term
                                                     Annual                               Compensation
                                                  Compensation                               Awards                   Payouts
                                  -----------------------------------------------    -----------------------    --------------------
   Name and Principal             Year        Salary        Bonus         Other      Restricted   Securities      LTIP     All Other
      Position                                                            Annual       Stock      Underlying     payouts   Compensa-
                                                                          Compen-      Awards     Options/SA                  tion
                                                                          sation                      Rs
                                               ($)           ($)           ($)          ($)          (#)          ($)         ($)
                                  ----       -------       -------       ------      ----------   ----------    --------   ---------
Gerald A. Pesut,                  2000       245,833        50,000       33,000
President & CEO

Robert C. DeMerell, CFO,          2000       106,702        13,891
Controller,
Treas., Secy.

William A. Mottram,               2000       153,850        22,938
Vice President of Sales
& Marketing

James A. Hopp, COO                2000        75,302        14,000           --        100,000         --           --           --
(period covers 6 mths)

Robert Hansen, Dir of             2000        91,249                         --           --           --           --           --
Product  Development

Christofer Schneider              2000        94,875                         --           --           --           --           --
Manager of
Professional Services

                               1999 Compensation

                                                                                            Long Term
                                                     Annual                               Compensation
                                                  Compensation                               Awards                   Payouts
                                  -----------------------------------------------    -----------------------    --------------------
   Name and Principal             Year        Salary        Bonus         Other      Restricted   Securities      LTIP     All Other
      Position                                                            Annual       Stock      Underlying     payouts   Compensa-
                                                                          Compen-      Awards     Options/SA                  tion
                                                                          sation                      Rs
                                               ($)           ($)           ($)          ($)          (#)          ($)         ($)
                                  ----       -------       -------       ------      ----------   ----------    --------   ---------
Gerald A. Pesut,                  1999       200,000        31,250       33,000
President & CEO

Robert C. DeMerell,               1999        78,125        12,500                     150,000
CFO, Controller,
Treas., Secy.

Howard Tarnoff VP                 1999       176,283        27,625
Sales & Mkt

Timothy Selner, COO               1999        48,787                       --          100,000        --           --         --

Martin Young, VP of               1999       154,890
Technical Support

Shawn Reckhemmer,                 1999        92,500        12,500       25,000          --           --           --         --
Director of Customer
Support

Paul Abraham,                     1999       108,333                     50,000          --           --           --         --
Director of Product
Development

                               1998 Compensation

                                                                                            Long Term
                                                     Annual                               Compensation
                                                  Compensation                               Awards                   Payouts
                                  -----------------------------------------------    -----------------------    --------------------
   Name and Principal             Year        Salary        Bonus         Other      Restricted   Securities      LTIP     All Other
      Position                                                            Annual       Stock      Underlying     payouts   Compensa-
                                                                          Compen-      Awards     Options/SA                  tion
                                                                          sation                      Rs
                                               ($)           ($)           ($)          ($)          (#)          ($)         ($)
                                  ----       -------       -------       ------      ----------   ----------    --------   ---------
Gerald A. Pesut,                  1998       199,992                     50,000        500,000
President & CEO

Richard Penington,                1998       126,000                                   500,000
CFO, Controller,
Treas., Secy.

Howard Tarnoff, Vice President    1998        11,250        25,000                     200,000
of Sales & Marketing

Martin Young,                     1998       126,000                       --             --          --           --          --
Technical Sales

Shawn Rechkemmer,                 1998        83,212                                   100,000
Director of Customer
Support

Paul Abraham,                     1998        71,212                       --            50,00        --           --          --
Director of Product
Development

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the common stock as of June 11, 2001, by (i) each person who, to AdSys' knowledge, beneficially owned more than 5% of the common stock, (ii) each AdSys director: (iii) each of the Named Executive Offers described above; and
(iv) all executive officers and directors of the Company as a Group;


                                                                 Amount of
Name and Address of Beneficial Owner                      Beneficial Ownership(1)        Percent
Gerald A. Pesut                                                  911,236(2)               6.20%
25300 Telegraph Rd., Ste 455
Southfield, MI 48034

Alexander D. Henry                                               759,969(3)               5.17%
533 Davenport Rd.
Toronto, ON Canada M5X 3R5

Mark O'Donoghue                                                  130,680(4)                  *
Tropicana Bldg.
Providenciales, Turks & Caicos Islands
British West Indies

John Williams                                                    230,680(5)               1.57%
424 Clayton St.
Denver, CO 80206

Carlos Bravo                                                     125,419(6)                  *
1713 Skyhawk Ct.
Daytona Beach, FL 32124

Temple Securities, Ltd.                                        1,906,020(7)              12.98%
Tropicana Bldg.
Providenciales, Turks & Caicos Islands
British West Indies

*Robert C. DeMerell                                              157,813(8)               1.07%
25300 Telegraph Rd., Ste 455
Southfield, MI 48034

William Mottram                                                  162,500(9)               1.11%
25300 Telegraph Rd., Ste 455
Southfield, MI 48034

James A. Hopp                                                     33,333(10)                 *
25300 Telegraph Rd., Ste 455
Southfield, MI 48034

* Effective June 1, 2001, Mr. DeMerell is no longer employed by the Company.


Daniel J. Dorman                                                   26,778(11)                 *
1533 Woodward Avenue
Suite 175
Bloomfield Hills, MI 48304

Princeton Capital Fund, L.L.C.                                  1,411,111(12)              9.61%
1533 Woodward Avenue
Suite 175
Bloomfield Hills, MI 48304

All Officers and Directors as a Group (8 persons)               2,538,409

         o    Represents less than 1% of the outstanding shares of common stock


              (1) The securities "beneficially owned" by a person are determined in accordance with the definition of "beneficial ownership" set forth in the rules and regulations promulgated under the Exchange Act, and accordingly, may include securities owned by and for among others the spouse and/or minor children of an individual and any other relative who has the same home as such individual, as well as other securities as to which the individual has or shares voting or investment power or which such person has the right to acquire within 60 days after the date of this filing pursuant to the exercise of options, or otherwise. Beneficial ownership may be disclaimed as to certain of the securities. This table has been prepared based on 14,886,541 shares of common stock outstanding as of June 11, 2001, plus as to each person shares issuable under rights to acquire shares included in that person's holdings.

              (2) Consists of 250,000 shares owned of record by Pesut & Associates, a Company wholly owned by Mr. Pesut and 661,236 shares which Mr. Pesut has the right to acquire pursuant to exercise of options.

              (3) Consists of 150,000 shares and 175,000 units (resulting in the right to acquire up to 350,000 shares pursuant to warrants) owned by Hampton Equity Holdings, Inc., and 127,900 shares owned by REVBEN Management Corporation, affiliates of Mr. Henry, and 132,069 shares which Mr. Henry has the right to acquire pursuant to options.

              (4) Consists of 130,680 shares which Mr. O'Donoghue has the right to acquire pursuant to options.

              (5) Consists of 230,680 shares which Mr. Williams has the right to acquire pursuant to options.

              (6) Consists of 125,419 shares which Mr. Bravo has the right to acquire pursuant to options.

              (7) Consists of 828,250 shares owned and 1,077,500 shares which Temple has the right to acquire pursuant to options. The principals of Temple are Hugh D. McLean, N. Gregory McNally, Mark O'Donoghue, and Christian Papachristou.

              (8) Consists of 157,813 shares which Mr. DeMerell has the right to acquire pursuant to options.

              (9) Consists of 162,500 shares which Mr. Mottram has the right to acquire pursuant to options.

              (10) Consists of 33,333 shares which Mr. Hopp has the right to acquire pursuant to options.

              (11) Consists of 26,778 shares which Mr. Dorman has the right to acquire pursuant to options.

              (12) Consists of 1,111,111 shares owned and 300,000 shares which
                   Princeton has the right to acquire pursuant to warrants.

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

2000 TRANSACTIONS

     Princeton Capital Fund, LLC was granted 300,000 warrants for their part in a $2 million private placement in July of 2000. Three tranches of 100,000 warrants have exercise prices of $2.25, $2.50, and $2.75 respectively. Daniel J. Dorman, a Principal of Princeton Capital Fund, L.L.C. became a member of the Board of Directors as part of this transaction.

     In December of 2000, Temple Securities, Inc. restructured its $560,000 debt and funded new debt of $200,000 over 1 year as part of the Company's $1.2 million debt offering. Mark O'Donoghue, a member of the Board of Directors, is affiliated with Temple Securities. Terms of this transaction were interest at 12%, payable monthly, fees of 6% relating to the $200,000 and 560,000 2-year warrants exercisable at $.125/share. Terms of this transaction were commensurate to those with other participating lenders.

     William Mottram received 29,167 warrants for their involvement in a debenture at the end of December 2000. These warrants are exercisable at $.125 until December of 2002.

     Temple Securities received 50,000 warrants for providing the Company with short- term bridge financing. These warrants are exercisable at $.75 until December 2002.

1999 TRANSACTIONS

         Temple Securities was granted 250,000 warrants as part of a 1 for 2 (warrants for dollars) arrangement that was entered into pursuant to a one-year term loan for $1 million. Mark O'Donoghue, a member of the Board of Directors, is affiliated with Temple Securities. There was a fee of 10% on advances for this transaction.

         Temple Securities was granted 10,000 options at market price on February 26, 1999 as compensation for a short-term, 60-day, loan of $170,000.

         John Williams, a member of the Board of Directors, was granted 100,000 warrants as part of an arrangement that was entered into pursuant to a short-term, 90 day, loan of $250,000, which was advanced in November 1999.

         Temple Securities received 50,000 warrants for providing the Company with short-term bridge financing. These warrants are exercisable at $.125 until December 2002.



         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

                  (a) The following documents are filed herewith as part of this Form 10-KSB:

                        (1) A list of the financial statements required to be filed as a part of this Form 10-KSB is shown in the contents on page 20.

                        (2) A list of the exhibits required by Item 601 of Regulation SB to be filed as a part of this Form 10-KSB is shown on the "Exhibit Index" filed herewith.

                  (b)   Reports on Form 8-K

                        February 5, 2001  exhibit 1
                        April 16, 2001    exhibit 2
                        April 30, 2001    exhibit 3

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf on June 30, 2001 by the undersigned, thereunto duly authorized.


                                   ADVANCED SYSTEMS INTERNATIONAL, INC.

                                   By: /s/ Gerald A. Pesut
                                      ------------------------------------------
                                           Gerald A. Pesut
                                           President, CEO, Chairman of the Board

         In accordance with the Exchange Act, this report has been signed below by the following persons on June 30, 2001 behalf of the Registrant and in the capacities and on the dates indicated.


      NAME                                          TITLE                                    DATE
      ----                                          -----                                    ----
/s/ Gerald A. Pesut                    President., Chief Executive Officer, and         June 30, 2001
-----------------------------          Chairman of the Board
Gerald A. Pesut

/s/ John Williams                      Director                                         June 30, 2001
-----------------------------
John Williams


/s/ Alexander Henry                    Director                                         June 30, 2001
-----------------------------
Alexander Henry


/s/ Mark O'Donoghue                    Director                                         June 30, 2001
-----------------------------
Mark O'Donoghue


/s/ Carlos Bravo                       Director                                         June 30, 2001
-----------------------------
Carlos Bravo


/s/ Daniel J. Dorman                   Director                                         June 30, 2001
-----------------------------
Daniel J. Dorman


                                    CONTENTS

Independent Auditors' Report                                Page Number

FINANCIAL STATEMENTS

        Consolidated Balance Sheet........................      22

        Consolidated Statements of Operations ............      24

        Consolidated Statements of Stockholders' Deficit..      25

        Consolidated Statements of Cash Flows ............      26

        Notes to Consolidated Financial Statements .......      27

INDEPENDENT AUDITORS' REPORT

Board of Directors

Advanced Systems International, Inc.


We have audited the accompanying consolidated balance sheet of Advanced Systems International, Inc. and subsidiaries ("the Company") as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of their operations and their cash flows for each of the two years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company's recurring losses from operations and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note K, the accompanying 1999 consolidated financial statements have been restated.



/s/ Deloitte & Touche LLP


Detroit, Michigan
June 30, 2001

         ADVANCED SYSTEMS INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31,


                                                                                                2000
                                                                                             -----------
                                     ASSETS

CURRENT ASSETS
     Cash                                                                                    $   277,166


     Accounts Receivable
     Trade
        Billed (Net of Allowance of $25,426 at December 31, 2000)                              2,171,515
        Unbilled                                                                                 212,838



Inventory                                                                                          8,849
   Prepaid Expenses                                                                               32,349
                                                                                             -----------
        TOTAL CURRENT ASSETS                                                                   2,702,717

PROPERTY & EQUIPMENT - AT COST
   Computer Equipment                                                                            305,723
   Office Equipment                                                                               92,856
   Leasehold Improvements                                                                         83,770
                                                                                             -----------
                                                                                                 482,349
          Less accumulated depreciation and amortization                                        (278,108)
                                                                                             -----------
                      NET PROPERTY & EQUIPMENT                                                   204,241

OTHER ASSETS
   Deposits                                                                                       28,069
   Software development costs, net of accumulated amortization of $207,501                       148,218
         at December 31, 2000
   Other                                                                                             746
                                                                                             -----------
                      TOTAL ASSETS                                                           $ 3,083,991
                                                                                             ===========



See Notes to Consolidated Financial Statements.


                                                                                                 2000
                                                                                             ------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Note Payable - Banks                                                                   $  2,073,877
      Current Maturities of Long-Term Obligations                                                   3,374
      Current Maturities of Long-Term Obligations To Related Parties                              585,000
      Deferred Revenue                                                                          1,997,185
      Accounts Payable                                                                            924,494
      Accrued Liabilities
           Payroll and Payroll Taxes                                                              340,525
           Interest and Other                                                                     200,409
                                                                                             ------------
                            TOTAL CURRENT LIABILITIES                                           6,124,864

COMMITMENT AND CONTINGENCIES (See Note E)                                                              --

STOCKHOLDERS' DEFICIT
      Preferred Stock - $.001 par value; authorized 10,000,000
          shares; none issued and outstanding
      Common Stock - $.001 par value; authorized 30,000,000 shares; 14,886,541 shares issued and outstanding
          at December 31, 2000                                                                     14,887
      Additional paid-in capital                                                               10,121,791
      Accumulated Deficit                                                                     (13,177,551)
                                                                                             ------------
                             TOTAL STOCKHOLDERS' DEFICIT                                       (3,040,873)
                                                                                             ------------
                      TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                              $  3,083,991
                                                                                             ============



See Notes to Consolidated Financial Statements.

ADVANCED SYSTEMS INTERNATIONAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,



                                                                             2000          1999 (as restated,
                                                                                               see Note K)
                                                                         ------------      ------------------
Revenue
      Software                                                           $  1,283,129         $  2,538,087
      Hardware                                                                147,284              931,566
      Professional Services                                                 3,864,358            2,912,873
                                                                         ------------         ------------
                 Total Revenue                                              5,294,771            6,382,526

Cost of Revenue
      Software                                                                 45,620               90,308
      Hardware                                                                 97,376              602,545
      Professional Services                                                 1,606,102            1,429,396
                                                                         ------------         ------------
                 Total Cost of Revenues                                     1,749,098            2,122,249

      Gross Profit                                                          3,545,673            4,260,277


Operating Expenses
     Sales & Marketing                                                      2,609,717            1,961,730
     Research & Development                                                   878,210              832,350
     Process Improvement Costs                                              1,399,803              772,131
     General & Administrative (including non-cash
      compensation expense of $1,005,070 and
      $223,103 for 2000 and 1999, respectively)                             3,546,074            2,107,316
                                                                         ------------         ------------
                 Total Operating Expenses                                   8,433,804            5,673,527


     Loss from Operations                                                $ (4,888,131)        $ (1,413,250)

Other Expense (Income)
     Interest Expense                                                         458,422              223,429
     Interest Income                                                           (2,079)             (14,903)
                                                                         ------------         ------------
                                                                              456,343              208,526
                                                                         ------------         ------------

Net loss                                                                 $ (5,344,474)        $ (1,621,776)
                                                                         ============         ============

Loss Per Share - basic & diluted                                         $      (0.38)        $      (0.14)
                                                                         ============         ============
Weighted number of shares outstanding                                      14,011,826           11,668,744
                                                                         ============         ============


See Notes to Consolidated Financial Statements.

ADVANCED SYSTEMS INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                            YEARS ENDED DECEMBER 31,


                                                                             Additional
                                                               Common          Paid-in      Accumulated Deficit
                                                                Stock          Capital     as restated, see Note K       Total
                                                                -----        ----------    -----------------------    -----------

Balance at January 1, 1999:
As previously reported                                          11,158         5,356,775         (5,559,992)            (192,059)

Adjustment (see Note K)                                                                            (651,309)            (651,309)

Balance at January 1, 1999, (as restated, see Note K)           11,158         5,356,775         (6,211,301)            (843,368)

Issuance of 790,143 shares of stock and 400,000 warrants           790           831,478                  -              832,268

Net Loss (as restated, see Note K)                                   -                 -         (1,621,776)          (1,621,776)
                                                             ---------      ------------       ------------         ------------

Balance at December 31, 1999                                    11,948         6,188,253         (7,833,077)          (1,632,876)

Issuance of 2,938,726 shares of stock and 939,167 warrants       2,939         3,933,538                  -            3,936,477

Net Loss                                                             -                 -         (5,344,474)          (5,344,474)

                                                             -------------------------------------------------------------------

Balance at December 31, 2000 (Unaudited)                     $  14,887      $ 10,121,791      $ (13,177,551)        $ (3,040,873)
                                                             ===================================================================


See Notes to Consolidated Financial Statements.

ADVANCED SYSTEMS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,



                                                                                                     1999 (As restated,
                                                                                2000                       see Note L)
                                                                             ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                     $(5,344,474)                $(1,621,776)
  Adjustments to Reconcile net loss to net cash
    used in operating activities
    Stock Option Compensation                                                  1,005,070                    (223,103)
    Depreciation and Amortization                                                241,727                     194,782
    Loss from disposal of fixed assets                                             2,042                          --
    Change in Assets & Liabilities
        (Increase) in Accounts Receivable                                     (1,818,458)                   (174,790)
        (Increase) Decrease in Inventories                                        30,380                     (15,586)
        Decrease in Deposits                                                       4,767                          --
        Decrease (Increase) in Prepaid Expenses                                   82,020                    (105,200)
        Increase in Accounts Payable                                              44,020                     205,779
        (Decrease) Increase in Accrued Liabilities                               262,938                     326,810
        Increase in Deferred Revenue                                             789,690                     597,039

                                                                           --------------------------------------------
           Net Cash (Used in) Operating Activities                            (4,700,278)                   (816,045)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of Property and Equipment                                          (105,554)                   (126,096)
    Proceeds from disposal of fixed assets                                         8,898                          --
    Software Development Costs Capitalized                                            --                     (59,524)
                                                                           --------------------------------------------
           Net Cash Used in Investing Activities                                 (96,656)                   (185,620)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from Notes Payable and issuances of warrants                      2,080,821                     258,130
    Repayment of Obligations                                                    (277,449)                   (632,184)
    Proceeds from Issuance of Obligations to Related Parties                      85,000                     798,405
    Repayment of Related Party Obligations                                      (191,227)                   (258,000)
    Proceeds from Issuance of Common Stock                                     2,931,407                   1,055,371
                                                                           --------------------------------------------
           Net Cash Provided by Financing Activities                           4,628,552                   1,221,722
                                                                           --------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                 (168,382)                    220,057

CASH AT JANUARY 1                                                                445,548                     225,491
                                                                           --------------------------------------------

CASH AT DECEMBER 31                                                          $   277,166                 $   445,548
                                                                           =============================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash Paid During the Period for Interest                                 $   386,678                 $   217,219
                                                                           =============================================



See Notes to Consolidated Financial Statements

                      ADVANCED SYSTEMS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

               NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

BASIS OF PRESENTATION

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has, as of December 31, 2000, deficits in stockholders' equity of $3,040,873 and working capital of $3,422,147. In addition the Company has recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern in the absence of sufficient additional funds and the achievement of profitable operations. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently pursuing additional sources of capital.

Subsequent to December 31, 2000 the Company raised additional capital of $615,000 by way of a subordinated note, with interest payable at 12%, due December 31, 2001. In the first quarter 2001 the Company instituted a "down-sizing" initiative. The Company continues to pursue cost-cutting measures currently, and will act accordingly in the future as results and business conditions warrant. The Company is currently pursuing additional sources of capital. Future operations will be dependent upon the Company's ability to raise additional funds, and achieve profitable operations.

NATURE OF BUSINESS

Advanced Systems International, Inc. (formerly Automatic Time Systems Corp. ("the Company") was incorporated on February 1, 1996. The Company develops and sells high technology labor management and B2B e-Business software applications to accompany their customers' hardware configurations in the United States and Canada.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Automatic Time Systems Corp. and Automated Systems International, Ltd. All significant intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION

The Company develops, markets, licenses, and supports computer software products and provides related services. The Company conveys the right to use the software products to customers under perpetual license agreements and coveys the right to product support and enhancements in annual maintenance agreements.

The Company recognizes revenue in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), as amended. Revenues from the sale of systems are recognized using the percentage of completion method as the work is performed, measured primarily by the ratio of labor hours incurred to total estimated labor hours for each specific contract. When the total estimated cost of a contract is expected to exceed the contract price, the total estimated loss is charged to expense in the period when the information becomes known. The Company defers and recognizes maintenance and support services revenue over the term of the contract period, which varies between one and five years. The Company recognizes training and consulting services revenue as the services are provided. The Company generally expenses sales commissions as the related revenue is recognized and pays sales commissions upon receipt of payment from customer.

In addition to its direct sales effort, the Company licenses its products through a network of resellers. When fees are received in a transaction in which we are licensing software and also performing significant development, customization or consulting services, the fees are recognized using the percentage of completion method and, therefore, product license and product support and other services revenue are recognized as work progresses. The Company does not record revenue until the reseller has delivered the licenses to end-user customers and the end-user customer has deployed and registered the software with the Company. The Company also records revenue when the software is deployed directly to the end-user customer on behalf of the reseller.

When the fees for software upgrades and enhancements, maintenance, consulting and training are bundled with the license fee, they are unbundled using the Company's objective evidence of the fair value of the multiple elements represented by the Company's customary pricing for each element in separate transactions. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value exists for undelivered elements or until all elements of the arrangement are delivered, subject to certain exceptions set forth in SOP 97-2.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. The Company uses accelerated methods for depreciation based on useful lives ranging from 3 to 7 years. Depreciation expense was $115,691 and $98,389 for the years ended December 31, 2000 and 1999, respectively.

Expenditures for major repairs and improvements that extend the useful life of property and equipment and leasehold improvements are capitalized and are depreciated or amortized over the life of the improvement or the life of the lease whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred.

SOFTWARE DEVELOPMENT

Software development costs are capitalized once technological feasibility has been achieved. Costs incurred prior to achieving technological feasibility are charged to research and development expense as incurred. Amounts capitalized were $0 and $59,524 in 2000 and 1999, respectively. Amounts expensed were $118,572 and $88,929 in 2000 and 1999, respectively.

INCOME TAXES

The Company accounts for income taxes on the asset and liability method. Deferred tax assets and liabilities are recorded based upon the differences between the tax bases of assets and liabilities and their carrying amounts for financial statement purposes. Current taxes are measured by applying the provision of enacted tax laws to taxable earnings to determine the amount of taxes payable. A valuation reserve in the same amount of deferred tax assets is required due to the Company's operating history and uncertainty regarding the future realizability of the net tax operating loss carry forwards.

NET LOSS PER SHARE

Basic loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Common stock equivalents have been excluded from the calculation of net loss per share due to their antidilutive effect. Due to the Company's net losses, the 2000 and 1999 weighted average shares of potential dilutive securities of 5,181,330 and 5,851,664, respectively were excluded from the calculation of diluted loss per share, as inclusion of these securities would have been antidiluted to the net loss per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Management believes the fair value of the Company's financial instruments approximates their carrying value. The fair value of long-term obligations approximate their carrying values based on current rates for instruments with similar characteristics.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company has elected to continue following the provision of Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" for options issued to employees and to adopt only the disclosure provisions of SFAS No. 123.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN 44), which contains rules designed to clarify the application of APB 25. FIN 44 was effective for the Company on July 1, 2000. The adoption of FIN 44 did not have an impact to the earnings and financial position of the Company.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements"
(SAB 101), which clarifies certain existing accounting principles for the timing of revenue recognition and its classification in the financial statements. The SEC delayed the required implementation date of SAB 101 by issuing Staff Accounting Bulletins No. 101A, "Amendment: Revenue Recognition in Financial Statements," and No. 101B, "Second Amendment: Revenue Recognition in Financial Statements," in March and June 2000, respectively. As a result, SAB 101 was effective for the Company for the quarter ended December 31, 2000. The adoption of SAB 101 did not have an impact to the earnings and financial position of the Company.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities, an amendment to SFAS No. 133." The Company is required to adopt SFAS 133 on January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS 133 is not expected to have a material impact on the earnings or the financial position of the Company.

                          NOTE B - NOTES PAYABLE - BANK



A $2 million revolving credit line with a commercial bank was established in July, 2000. Initial term of the credit line is for 24 months. The Company went into default due to non-compliance with covenants after the third quarter in 2000. Interest on the revolving credit is based on the bank's default rate (prime rate + 3%), which was 12.5% at December 31, 2000. Outstanding balance at December 31, 2000 is 1,827,551. Collateral for this loan is the assets of the company.


                            NOTE C - LONG TERM DEBT

                                                                                                 2000
                                                                                            ---------------

3-year commercial term loan for $250,000 to be repaid $6,944.44 monthly.
Interest is based on the bank's default rate (prime rate + 3%), which was 12.5%
at December 31, 2000. Collateral for this loan is the assets of the company.                        215,278

Subordinated Note Payable to a related party, with interest accruing at 12%. The note was refinanced in December 2000 with a maturity date of December 22, 2001, interest of 12% payable monthly, and 2 year warrants (1 per dollar capitalized
with exercise price of $.125/warrant).                                                              560,000



Subordinated 1 year note payable to related party with maturity date of December
29, 2001 and interest payable monthly, and 2-year warrants (1 per dollar
capitalized with exercise price of $.125/warrant).                                                   25,000

$500,000 equipment lease line with commercial leasing Company beginning in
October, 2000 and maturing May 31, 2001. Interest accruing at default rate of interest (prime rate + 3%) of 12.5% at December 31, 2001. Note is due on demand
as of June 13, 2001.                                                                                 31,048

Other                                                                                                 3,374
                                                                                            ---------------
                                                                                                    834,700
Less Current Maturities                                                                             834,700
                                                                                            ---------------
                                                                                            $           -0-
                                                                                            ---------------

                      ADVANCED SYSTEMS INTERNATIONAL, INC.

================================================================================



                              NOTE D - INCOME TAXES

Deferred tax assets (liabilities) consist of the following:



                                               2000
                                           -----------
Net operating losses                       $ 4,154,000
Allowance for doubtful accounts                  9,000
Fixed Assets                                    20,000
Deferred Revenue                                    --
Other                                           (4,000)
Capitalized software                           (50,000)
Accrued Bonus                                   16,000
Accrued Commission                              53,000
Valuation allowance                         (4,198,000)
                                           -----------
                                           $        --
                                           ===========



The income tax provision reconciled to the tax computed at the statutory federal rate for loss before federal income taxes was as follows:



                                                                               2000               1999
                                                                            -----------        -----------
Tax benefit at statutory rates applied to loss before
   federal income taxes                                                     $(1,292,000)       $  (554,000)
Effect of nondeductible items                                                    18,000             (3,000)
Foreign income
taxes                                                                            71,000                 --
Valuation allowance                                                           1,274,000            557,000
                                                                            -----------        -----------
                                                                            $    71,000 *      $        --
                                                                            ===========        ===========


The net operating loss carry forwards expire beginning 2001 thru 2020.


* In 2000, the $71,000 represents foreign tax liability owed to Canada. The $71,000 provision is classified within general & administrative expense.

                      ADVANCED SYSTEMS INTERNATIONAL, INC.

================================================================================

                     NOTE E - COMMITMENT AND CONTINGENCIES

The Company leases office space and equipment under operating leases. Approximate future minimum rental payments under these agreements are as follows:


                                           YEARS ENDING DECEMBER 31,
                                           -------------------------
                     2001                          $323,191
                     2002                           267,134
                     2003                           235,572
                     2004                            18,893
                     2005                                 0
                                                   --------
                                                   $844,790
                                                   ========


Rent expense was approximately $199,092 and $170,360 for the years ended December 31, 2000 and 1999, respectively. The Company is party to legal proceedings incedent to its business. Management believes the outcome of such proceedings are not expected to have a material impact on the Company's financial position.

                            NOTE F - MAJOR CUSTOMERS

The Company had the following customers representing more than 10% of revenues for the years ended December 31:


                                                     2000            1999
                                                    ------          ------
                 Customer A                            1%             12%
                 Customer B                           55%              0%
                 Customer C                           10%              3%
                                                    ----            ----
                                                      66%             15%
                                                    ====            ====


Included in accounts receivable is $1,542,461 at December 31, 2000 related to these customers.

                      ADVANCED SYSTEMS INTERNATIONAL, INC.

================================================================================


                       NOTE G - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2000 and 1999, $40,000 and $215,132 respectively, was paid to related parties for consulting services. $25,000 was received from a officer of the Company in December 2000. See also notes A, C, and I.

                           NOTE H - INDUSTRY SEGMENTS



The Company's operations by business segment for the year ended December 31, 2000 is as follows:



                                                                                     Segment
                                            ATServer             ATLink              Totals
                                           -----------         -----------         -----------
Revenues                                   $ 4,853,817         $   440,954         $ 5,294,771
Interest Income                                     --                  --                  --
Interest Expense                               379,084              79,338             458,422
Depreciation and Amortization                       --             118,572             118,572

Net Loss                                    (3,678,002)           (419,675)         (4,097,677)
Assets                                       2,629,792             148,218           2,778,010
Expenditures for Assets                             --                  --                  --


RECONCILIATION TO CONSOLIDATED AMOUNTS

              NET LOSS
                      Net Loss for Reportable Segments                  $(4,097,677)
                      Unallocated Corporate Expenses                     (1,246,797)
                                                                        -----------
                                                                        $(5,344,474)
                                                                        ===========
                ASSETS
                      Total Assets for Reportable Segments              $ 2,778,010
                      Corporate Assets                                      305,981
                                                                        -----------
                                                                        $ 3,083,991
                                                                        ===========



                                                                           Segment         Corporate       Consolidated
             OTHER SIGNIFICANT ITEMS                                        Totals          Amounts           Totals
                                                                        --------------    -----------      ------------
                      Interest Income                                            --           (2,079)          (2,079)
                      Depreciation and Amortization                         118,572          123,155          241,727
                      Expenditures for Assets                                    --           94,614           94,614



                                                             Long-Lived
GEOGRAPHIC INFORMATION                      Revenues           Assets
                                          -------------    -------------
                     United States        $   4,690,859    $     381,274
                     Canada                     603,912               --
                                          -------------    -------------
                                          $   5,294,771    $     381,274
                                          =============    =============

                      ADVANCED SYSTEMS INTERNATIONAL, INC.

================================================================================


                     NOTE H - INDUSTRY SEGMENTS (CONTINUED)

The Company's operations by business segment for the year ended December 31, 1999 is as follows:




                                                            ATServer            ATLink               TOTAL
                                                          -----------       --------------        -----------
Revenues                                                  $ 5,928,886         $   453,640         $ 6,382,526
Interest income                                                    --                  --                  --
Interest expense                                              108,521             114,908             223,429
Depreciation and amortization                                      --              88,929              88,929
Net loss                                                     (903,245)           (300,642)         (1,203,887)
Assets                                                        944,810             266,790           1,211,600
Expenditures for assets                                            --                  --                  --

RECONCILIATION TO CONSOLIDATED AMOUNTS
    NET LOSS
       Net loss for reportable segments                                                           $(1,203,891)
       Unallocated corporate expenses                                                                (417,885)
                                                                                                  -----------
                                                                                                  $(1,621,776)
                                                                                                  ===========
    ASSETS
       Total assets for reportable segments                                                       $ 1,211,600
       Corporate assets                                                                               486,595
                                                                                                  -----------
                                                                                                  $ 1,698,195
                                                                                                  ===========



    OTHER SIGNIFICANT ITEMS



                                            SEGMENT           CORPORATE        CONSOLIDATED
                                             TOTALS             AMOUNT            TOTALS
                                           ----------        -----------       ------------
Interest income                            $       --        $   14,903        $   14,903
Depreciation and amortization                  88,929           105,853           194,782
Expenditures for assets                            --           126,096           126,096


                             GEOGRAPHIC INFORMATION

                                                                               LONG-LIVED
                                                              REVENUES            ASSETS
                                                             ----------        ----------
United States                                                $4,864,840        $  500,316
Canada                                                        1,517,686                --
                                                             ----------        ----------
                                                             $6,382,526        $  500,316

                      ADVANCED SYSTEMS INTERNATIONAL, INC.

================================================================================


                     NOTE I - STOCK OPTION PLANS AND WARRANTS

The 1997 Employee Stock Option Plan ("Employee Plan") and the 1997 Director Stock Option Plan ("Director Plan") were approved by stockholders on July 1, 1997.

During 1999, the Employee Plan was amended to provide for 4,500,000 shares of common stock to be reserved for options that may be issued under the plan. The plan provides that the option price is not less than the fair market value at the date of grant. The options granted under this plan vest in equal annual increments over three years. Options granted under the Plan have a term of 10 years.

During 1998, the Director Plan was amended to provide for 1,000,000 shares of common stock to be reserved for options that may be issued under the plan. The plan provides that the option price is not less than the fair market value at the date of grant. The plan provides that each director, on the date such person becomes a director, will be granted options to purchase 100,000 shares of stock. During 1999, the Director Plan was amended so that options granted under this plan vest in equal monthly increments over three years. Options granted under the plan have a term of ten years.

The Company also issues stock options to outside consultants for services provided.

As of December 31, 2000, the weighted average remaining life of the stock options is approximately 10 years.

The following table summarizes the changes in the number of common shares under stock options granted pursuant to the preceding plans:

                     NOTE I - STOCK OPTION PLANS AND WARRANTS



                                                 Employee Plan                   Director Plan
                                           -------------------------        ----------------------
                                                            Weighted                       Weighted                         Weighted
                                             Shares          Average         Shares         Average         Warrants        Average
                                              under          Option          under          Option        to purchase       Exercise
                                             option           Price          option          Price           shares          Price
                                            ----------       -------        --------        -------       -----------       --------
Outstanding at January 1, 1999             3,234,000         $0.58           500,000         $0.50        2,260,725         $1.16

Granted                                    1,474,159         $1.04           365,000         $0.86          400,000         $0.81

Cancelled                                   (910,000)        $0.79          (100,000)        $0.50         (780,000)        $1.92

Exercised                                   (343,333)        $0.63                                           (3,500)        $0.63
                                           ----------        -----          --------         -----        ---------         -----
Outstanding at December 31, 1999           3,454,826         $0.71           765,000         $0.67        1,877,225         $0.77
                                           ==========        =====          ========         =====        =========         =====



                                                 Employee Plan                     Director Plan
                                           -------------------------          ----------------------
                                                          Weighted                           Weighted                    Weighted
                                            Shares        Average             Shares          Average       Warrants      Average
                                             under        Option              under           Option       to purchase    Exercise
                                            option         Price              option           Price         shares        Price
                                           ----------     -------            --------         -------      -----------    --------
Outstanding at December 31, 1999           3,454,826       $0.71             765,000           $0.67       1,877,225      $0.77

Granted                                      978,172       $1.14             365,000           $1.40         939,167      $1.06

Cancelled                                   (584,073)      $1.08            (191,389)          $0.99        (516,000)     $0.75

Exercised                                   (762,929)      $0.62             (41,611)          $0.57        (738,725)     $0.85
                                           ----------      -----            --------           -----      ----------      -----
Outstanding at December 31, 2000           3,085,996       $0.80             897,000           $0.91       1,561,667      $0.91
                                           ==========      =====            ========           =====      ==========      =====




The weighted-average grant-date fair value of director options granted in 2000 and 1999 were $1.38 per share and $0.73 per share, respectively.

The weighted-average grant-date fair values of warrants granted in 2000 and 1999 were $0.62 per share and $0.50 per share, respectively.

As of December 31, the details of outstanding options are as follows:



          1999                    Employee Options                                            Director Options
                ---------------------------------------------------------    -------------------------------------------------------
                                                       Weighted Average                                           Weighted Average
                   Number           Weighted Average       Remaining          Number of        Weighted Average      Remaining
Exercise Price     Options           Exercise Price    Contractual Life        Options          Exercise Price    Contractual Life
$0.00 to $0.99        2,557,584           $0.54            8.2 years               500,000          $0.40            6.7 years
$1.00 to $1.99          832,242           $1.13            9.5 years               265,000          $0.88            8.4 years
$2.00 to $2.99           65,000           $2.06            9.7 years
$3.00 to $3.99
                ----------------                                             --------------
                      3,454,826                                                    765,000
                ================                                             ==============


          2000                    Employee Options                                            Director Options
                ---------------------------------------------------------    -------------------------------------------------------

                                                       Weighted Average                                           Weighted Average
                   Number           Weighted Average       Remaining          Number of        Weighted Average      Remaining
 Exercise Price    Options           Exercise Price    Contractual Life        Options          Exercise Price    Contractual Life
$0.00 to $0.99        1,983,374           $0.57            7.6 years               400,000          $0.50            7.4 years
$1.00 to $1.99        1,002,622           $1.15            9.0 years               232,000          $1.00            8.6 years
$2.00 to $2.99           65,000           $2.10            9.1 years               265,000          $1.44            9.5 years
$3.00 to $3.99           35,000           $3.29            9.3 years
                ----------------                                             --------------
                      3,085,996                                                    897,000
                ================                                             ==============


As of December 31, the details of exercisable options are as follows:


          1999                          Employee Options                                           Director Options
                            --------------------------------------------            -----------------------------------------------


                                 Number           Weighted Average                     Number of        Weighted Average
     Exercise Price              Options           Exercise Price                       Options          Exercise Price

$0.00 to $0.99                      1,720,250           $0.50                               133,333                  $0.50
$1.00 to $1.99                         36,742           $1.09
$2.00 to $2.99                         50,000           $2.00
                            ------------------                                      ----------------
                                    1,806,992                                               133,333
                            ==================                                      ================


          2000                          Employee Options                                       Director Options
                            --------------------------------------------            -----------------------------------------------


                                 Number           Weighted Average                     Number of        Weighted Average
     Exercise Price              Options           Exercise Price                       Options          Exercise Price

$0.00 to $0.99                      1,373,457           $0.53                               133,333                  $0.50
$1.00 to $1.99                        205,624           $1.14                                77,333                  $1.00
$2.00 to $2.99                         56,500           $2.08
                            ------------------                                      ----------------
                                    1,635,581                                               210,666
                            ==================                                      ================

                      ADVANCED SYSTEMS INTERNATIONAL, INC.

                           DECEMBER 31, 2000 AND 1999

================================================================================


               NOTE I - STOCK OPTION PLANS AND WARRANTS (CONTINUED)


         The Company accounts for the employee and director option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees." No compensation costs have been recognized for options issued to employees or directors. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have been as follows:


                                                  2000              1999
                                               ----------        ----------
              NET LOSS

              As reported .............       ($5,344,474)      ($1,621,776)
              Pro forma ...............       ( 6,011,288)      ( 2,559,849)

              LOSS PER SHARE

              As reported .............       ($     0.38)      ($     0.14)
              Pro forma ...............       ($     0.43)      ($     0.22)


The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                                              2000              1999
                                                                           ----------        ----------
                           Dividend yield                                      0%                0%
                           Expected volatility                               146.4%            119.3%
                           Risk-free interest rate                          5.1%-6.8%        4.7 - 6.4%
                           Expected lives                                   10 Years           5 years

In 2000, all the employee options granted had exercise price which equals the market price of the stock on the grant date. The weighted-average grant-date fair value of these employee options granted was $1.02 per share. In 1999, 1,201,747 shares of employee options were granted whose exercise price equals the market price of the stock on the grant date. The weighted-average exercise prices and weighted-average fair values of these options were $1.00 per share and $0.84 per share, respectively. 52,896 shares of employee options were granted whose exercise price is more than the market price of the stock on the grant date. The weighted-average exercise prices and weighted-average fair values of these options were $2.00 per share and $1.06 per share, respectively.

In July 2000, the Company executed an Equity Placement of $2.0 million with a private investor. This financing activity was to provide working capital and consists of 1,111,111 shares of common stock, valued at $1.80 per share. Included with this investment are 300,000 2-year warrants to purchase shares, 100,000 at $2.25/share, 100,000 at $2.50/share, and 100,000 at $2.75/share. The remaining 1,827,615 shares issued during 2000 were the result of option and warrant exercises.

In connection with the issuance of equity and certain debt instruments, the Company issued 939,167 and 400,000 warrants in 2000 and 1999 respectively.

Common shares reserved for issuance upon exercise of stock options and warrants discussed above at December 31, 2000 are as follows.

         1997 Employee Stock Option Plan ........        2,722,663

         1997 Director Stock Option Plan ........          897,000

         Warrants ...............................        1,561,667
                                                         ---------

         Total Reserved for Future Issuance .....        5,181,330



The following is a summary of selected quarterly financial information for each of the quarters in the years ended December 31, 2000 and 1999.



                             Three Months Ended         Three Months Ended        Three Months Ended          Three Months Ended
                                 March 31                    June 30                  September 30                December 31
                            2000          1999         2000          1999         2000          1999          2000          1999
                         ----------    ----------   ----------    ----------   ----------    ----------    ----------    ----------
Statement of
  Operations Data

Total Revenues              755,851     1,518,567    2,032,245     2,044,723    1,701,018     1,876,872       805,657       942,364
Gross Profit                713,763     1,197,428    1,994,635     1,516,996    1,634,356     1,312,689       789,273       233,164
Net Income (Loss)        (1,460,010)       67,726   (1,271,365)      217,700     (745,170)     (234,712)   (1,867,929)   (1,672,490)
Net Income (Loss)
  Per Share

       Basic                 ($0.11)        $0.01       ($0.09)        $0.02       ($0.05)       ($0.02)       ($0.17)       ($0.14)
       Diluted               ($0.11)        $0.01       ($0.09)        $0.02       ($0.05)       ($0.02)       ($0.17)       ($0.14)

As discussed in Note K to the consolidated financial statements, the Company has restated its 1999 financial statements to comply with the requirements of SOP 97-2, as amended. Accordingly, the Company's interim financial statements for the quarterly periods ended March 31, June 30, September 30 and December 31, 1999 and March 31, June 30, and September 30, 2000 have also been restated. Following is a summary of the significant effects of the restatement:



                               Three Months Ended       Three Months Ended        Three Months Ended         Three Months Ended
                                 March 31, 1999            June 30, 1999          September 30, 1999         December 31, 1999
                            Previously       As       Previously      As        Previously      As         Previously        As
                             Reported     Restated     Reported     Restated     Reported     Restated      Reported      Restated
                            ----------   ----------   ----------   ----------   ----------   ----------    ----------    ----------
Statement of
Operations Data

Total Revenues               1,762,260    1,518,567    2,202,377    2,044,723    2,132,808    1,876,872       771,085       942,364
Gross Profit                 1,643,427    1,197,428    1,918,627    1,516,996    1,834,596    1,312,689       419,736       233,164
Net Income (Loss)              306,341       67,726      375,353      217,700       21,224     (234,712)   (1,734,930)   (1,672,490)
Net Income (Loss)
  Per Share
       Basic                     $0.03        $0.01        $0.03        $0.02           --       ($0.02)       ($0.12)       ($0.14)
       Diluted                   $0.02        $0.01        $0.02        $0.02           --       ($0.02)       ($0.12)       ($0.14)


                               Three Months Ended         Three Months Ended          Three Months Ended
                                 March 31, 2000             June 30, 2000             September 30, 2000
                            Previously       As        Previously        As        Previously        As
                             Reported     Restated      Reported      Restated      Reported      Restated
                            ----------   ----------    ----------    ----------    ----------    ----------
Statement of
Operations Data

Total Revenues               2,227,658      755,851     1,598,804     2,032,245     1,443,388     1,701,018
Gross Profit                 2,185,570      359,579     1,561,194     1,619,407     1,376,726     1,209,855
Net Income/(Loss)               11,796   (1,460,010)     (842,737)   (1,271,365)   (1,002,800)     (745,170)

Net Income (Loss) Per Share
       Basic                $       --        (0.11)       ($0.12)         (.09)        $0.07          (.05)
       Diluted              $       --        (0.11)       ($0.12)         (.09)        $0.07          (.05)

================================================================================



                              NOTE K - RESTATEMENT

         Subsequent to the issuance of the Company's 1999 financial statements, the Company's management determined that certain transactions had not been recorded in conformity with SOP 97-2, promulgated by the American Institute of Certified Public Accountants. In particular, revenue for certain software arrangements should have been accounted for under the percentage of completion method and recognized, as work progresses, over the entire contract period. Additionally, management determined that revenue had been inappropriately recognized in 1999 where the contract had not been fully executed in that reporting period.

         As a result, the accompanying 1999 financial statements and stockholders' deficit as of January 1, 1999 have been restated from the amounts previously reported to appropriately recognize revenue upon receipt of a properly executed contract and over the contract terms for large, complex contracts that combine both products and services.

         A summary of the significant effects of the restatement is as follows:



                                                As previously reported            As restated

For the year ended December 31, 1999:
Revenue                                              $ 6,868,530                 $ 6,382,526
Net loss                                             $(1,032,012)                $(1,621,776)
Loss per share                                       $      (.09)                $      (.14)


As of December 31, 1999:
Accounts receivable                                  $ 1,308,780                 $   542,363
Deferred Revenue                                     $   840,778                 $ 1,207,495
Accumulated deficit                                  $(6,592,004)                $(7,833,077)
Total stockholders' deficit                          $  (623,002)                $(1,632,875)

As of January 1, 1999:
Accumulated deficit                                  $(5,559,992)                $(6,211,301)
Total stockholders' deficit                          $  (192,059)                $  (843,367)