Form 10QSB
period 2001-03-31
ADVANCED SYSTEMS INTERNATIONAL INC
filed 2001-11-16
CIK 1070497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED: MARCH 31, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

           CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO
         BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE
            PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE
               REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND
 (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                                 YES [X] NO[ ]

                                       ---

              CHECK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
            ITEM 405 OF REGULATION S-B IS NOT CONTAINED HEREIN AND NO
                        DISCLOSURE WILL BE CONTAINED, TO
           THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR
          INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III
                           OF THIS FORM 10-QSB OR ANY
                       AMENDMENT TO THIS FORM 10-QSB. [X]

                AS OF MARCH 31, 2001, 14,886,541 SHARES OF COMMON
               STOCK OF THE REGISTRANT WERE OUTSTANDING, AT A PAR
                            VALUE OF $.001 PER SHARE.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.     Financial Statements
-------     --------------------

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended
                                                                March 31,
                                                          2001      2000 (as restated,
                                                                        see Note F)
                                               -------------------------------------

Revenues                                           $     637,963         $  755,851

Cost of Revenues                                         345,878            396,272
                                               -------------------------------------

Gross Profit                                             292,085            359,579

Operating Expenses

  Sales & Marketing                                      348,480            747,328
  Research & Development                                 168,214            197,597
  General & Administrative                               861,305            813,804
                                               -------------------------------------
                                                       1,377,999          1,758,729
                                               -------------------------------------

Loss From Operations                                  (1,085,914)        (1,399,150)


Interest Expense - net                                   121,345             60,860


                                                ------------------------------------
Net Loss                                           $  (1,207,259)       $(1,460,010)
                                                ====================================

Loss Per Share - basic & diluted                   $       (0.08)       $     (0.12)
                                                ====================================

Weighted Number of Shares Outstanding                 14,886,541         12,300,665
                                                ====================================




         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                    March 31,      December 31,
                                                                                      2001             2000
                                                                                   ----------------------------
ASSETS

CURRENT ASSETS
Cash                                                                               $    170,980    $    277,166
Accounts Receivable
Trade
     Billed (net of allowance of $25,426 at
       March 31, 2001 and December 31, 2000)                                          1,481,008       2,171,515
     Unbilled                                                                           140,154         212,838
Inventory                                                                                 8,849           8,849
Prepaid Expenses                                                                         11,028          32,349
                                                                                   ----------------------------
     TOTAL CURRENT ASSETS                                                             1,812,019       2,702,717
                                                                                   ----------------------------
PROPERTY & EQUIPMENT - AT COST
Computer Equipment                                                                      306,754         305,723
Office Equipment                                                                         95,410          92,856
Leasehold Improvements                                                                   83,770          83,770
                                                                                   ----------------------------
                                                                                        485,934         482,349
     Less Accumulated Depreciation and Amortization                                    (297,857)       (278,108)
                                                                                   ----------------------------
     NET PROPERTY & EQUIPMENT                                                           188,077         204,241

OTHER ASSETS
Deposits                                                                                 28,069          28,069
Software Development Costs(less $237,144 and $207,501 accumulated
           amortization at March 31, 2001 and December 31, 2000, respectively)          118,575         148,218
Other                                                                                      --               746
                                                                                   ----------------------------
TOTAL ASSETS                                                                       $  2,146,740    $  3,083,991
                                                                                   ============================

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Notes Payable and Other Obligations - Bank                                         $  1,385,983    $  2,073,877
Current Maturities of Long-Term Debt                                                     77,322           3,374
Current Maturities of Long-Term Debt To Related Parties                               1,036,652         585,000
Deferred Revenue                                                                      1,923,575       1,997,185
Accounts Payable                                                                      1,324,382         924,494
Accrued Liabilities                                                                     504,597         540,934
                                                                                   ----------------------------
     TOTAL CURRENT LIABILITIES                                                        6,252,511       6,124,864
                                                                                   ----------------------------
COMMITMENT AND CONTINGENCIES (See Note D)                                                  --              --

STOCKHOLDERS' DEFICIT
Preferred Stock - $.001 Par Value; authorized, 10,000,000 shares; none issued
     and outstanding                                                                       --              --
Common Stock - $.001 par value; authorized, 30,000,000 shares; 14,886,541 shares
     issued and outstanding at both March 31, 2001 and December 31, 2000                 14,887          14,887
Additional paid-in capital                                                           10,264,152      10,121,791
Accumulated Deficit                                                                 (14,384,810)    (13,177,551)
                                                                                   ----------------------------
     TOTAL STOCKHOLDERS' DEFICIT                                                     (4,105,771)     (3,040,873)
                                                                                   ----------------------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                          $  2,146,740    $  3,083,991
                                                                                   ============================


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)




                                                                           Additional
                                                          Common             Paid-In             Accumulated
                                                          Stock              Capital               Deficit              Total
                                                          -----------------------------------------------------------------------
Balance at December 31, 2000                              $ 14,887          $ 10,121,791         $(13,177,551)       $ (3,040,873)

Issuance of 783,646 warrants                                                     142,361                                  142,361

 Net Loss                                                                                          (1,207,259)         (1,207,259)

                                                          -----------------------------------------------------------------------
Balance at March 31, 2001 (Unaudited)                     $ 14,887          $ 10,264,152         $(14,384,810)       $ (4,105,771)
                                                          =======================================================================



         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                       2001        2000(as restated,
                                                                                                      see Note F)
                                                                                   -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                           $(1,207,259)        $(1,460,010)
     Adjustments to reconcile net loss to net cash used in operating activities
              Depreciation and Amortization                                             50,138              53,525
              Accretion of discount on indebtedness                                     34,013
              Change in Assets & Liabilities
                          Decrease in Accounts Receivable                              763,191              31,092
                          Decrease in Other Receivables                                      -              17,326
                          Decrease in Deposits                                               -               4,767
                          (Increase) Decrease in Prepaid Expenses                       21,321              (1,383)
                          Increase in Accounts Payable                                 399,888              50,646
                          (Decrease) Increase in Accrued Liabilities                   (36,337)             76,438
                          (Decrease) in Deferred Revenue                               (73,610)           (280,696)
                                                                                   -------------------------------
                             Net Cash Used in Operating Activities                     (48,655)         (1,508,297)
                                                                                   -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
              Purchase of Property and Equipment                                        (3,585)            (15,116)
                                                                                   -------------------------------
                             Net Cash Used in Investing Activities                      (3,585)            (15,116)
                                                                                   -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
              Repayment of Note Payable - Bank                                        (687,894)                  -
              Repayment of Debt                                                         (1,052)             (5,030)
              Proceeds from Issuance of Debt and Warrants to Related
                Parties and Others                                                     660,000             498,333
              Proceeds from Issuance of Common Stock                                         -             933,512
              Repayments of Related Party Obligations                                  (25,000)            (66,500)
                                                                                   -------------------------------
                             Net Cash Provided (Used) by Financing Activities          (53,946)          1,360,315
                                                                                   -------------------------------

NET DECREASE IN CASH                                                                  (106,186)           (163,098)


CASH AT JANUARY 1                                                                      277,166             445,548
                                                                                   -------------------------------
CASH AT MARCH 31                                                                   $   170,980         $   282,450
                                                                                   ===============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
              Cash Paid During the Period For Interest                             $    62,145         $    32,300
                                                                                   ===============================



  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      ADVANCED SYSTEMS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, for the year ended December 31, 2000. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has, as of March 31, 2001, deficits in stockholders' equity of $4,105,771 and working capital of $4,440,492. In addition the Company has recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In the first quarter 2001, the Company raised additional capital of $660,000 through the issuance of subordinated notes with related parties and others. Also in the first quarter 2001, the Company instituted a "down-sizing" initiative. The Company continues to pursue cost-cutting measures currently, and will act accordingly in the future as results and business conditions warrant. The Company continues to pursue additional sources of capital through numerous contacts with investment representatives. The Company also is identifying opportunities to negotiate strategic partnerships and joint ventures. Future operations will be dependent upon the Company's ability to raise the additional funds that are currently being pursued, and achieve profitable operations as a result of its down-sizing initiative that is being carried out during 2001.


NATURE OF BUSINESS

Advanced Systems International, Inc. (formerly Automatic Time Systems Corp.) ("the Company") was incorporated on February 1, 1996. The Company is a developer and supplier of labor management, data integration and business to business extension software application services. The Company also offers ongoing support necessary for the deployment of enterprise-wide data management and markets its products through direct sales and in conjunction with strategic partners.

The Company addresses three critical business to business issues:

         - Providing real-time labor and product costing information in order to intelligently compete in the global economy;
         - Allowing real-time access to tracking and fulfillment data of supply chain orders and process manufacturing;
         - Permitting integration of Front Office and Back Office Business to Business applications.

The Company has developed its principal application software programs to effectively facilitate labor management, inventory tracking, fulfillment and complete integration of enterprise applications. Essentially, the Company provides the tool set for companies to extend controls over labor productivity and product costing so they can better compete.

In order to provide a complete solution, the Company bundles implementation services, on-going support for its products, and third party hardware together with its software products. Key markets include airline, automotive, automotive supply, food processing, pulp and paper and other manufacturing industries. The Company markets its products through direct sales and in conjunction with its network of resellers.

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

The Company recognizes revenue in accordance with AICPA Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), as amended. Revenues from the sale of systems are recognized using the percentage of completion method as the work is performed, measured primarily by the ratio of labor hours incurred to total estimated labor hours for each specific contract. When the total estimated cost of a contract is expected to exceed the contract price, the total estimated loss is charged to expense in the period when the information becomes known. The Company defers and recognizes maintenance and support services revenue over the term of the contract period, which varies between one and five years. The Company recognizes training and consulting services revenue as the services are provided. The Company generally expenses sales commissions as the related revenue is recognized and pays sales commissions upon receipt of payment from the customer.

In addition to its direct sales effort, the Company licenses its products through a network of resellers. When fees are received in a transaction in which the Company is licensing software and also performing significant development, customization or consulting services, the fees are recognized using the percentage of completion method and, therefore, product license and product support and other services revenue are recognized as work progresses. The Company does not record revenue until the reseller has delivered the licenses to end-user customers and the end-user customer has deployed and registered the software with the Company. The Company also records revenue when the software is deployed directly to the end-user customer on behalf of the reseller.

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

NET LOSS PER SHARE

Basic loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Potential dilutive securities of 5,950,809 and 4,640,206 as of March 31, 2001 and 2000,
respectively, have been excluded from the calculation of net loss per share due to their antidilutive effect.

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

                          NOTE B - NOTES PAYABLE - BANK



A $2 million revolving credit line with a commercial bank was established in July, 2000 with an initial term of 24 months. The Company has been in default due to non-compliance with covenant provisions since the third quarter of 2000. Interest on the revolving credit line is based on the bank's default rate (prime rate + 6%), which was 14% at March 31, 2001. The outstanding balance at March 31, 2001 and December 31, 2000 was $1,146,602 and $1,827,551, respectively, and is collateralized by all assets of the Company.


                             NOTE C - LONG TERM DEBT


                                                                                            March 31, 2001
                                                                                            ---------------
Bank term loan for an original amount of $250,000 to be repaid $6,944 monthly.
Such payments have been suspended. Interest is based on the bank's default rate
(prime rate + 3%), which was 11% at March 31, 2001. The loan is collateralized
by all assets of the Company.                                                               $       208,333

Subordinated debentures to related parties ($1,145,000) and others ($75,000), with interest accruing at 12%, and maturity date in December 2001. Interest is payable semi-annually and warrants with an exercise price of $.125 per warrant were issued in connection with the efforts in raising the additional funding.
The debentures are stated at the face value less the unamortized discount attributable to the fair value of the warrants at the date of issuance of
$108,348 as of March 31, 2001.                                                                    1,111,652

Equipment lease line with a commercial bank leasing company beginning in
October, 2000.  Payments have been suspended.  Interest is based on the default rate
(prime rate + 3%) of 11% at March 31, 2001. The amount outstanding is due on demand.                 31,048

Other                                                                                                 2,322
                                                                                            ---------------
Total                                                                                             1,353,355
Less Current Maturities                                                                           1,353,355
                                                                                            ---------------
                                                                                            $           -0-
                                                                                            ---------------


                     NOTE D - COMMITMENTS AND CONTINGENCIES

The Company leases office space and equipment under operating leases. Approximate future minimum rental payments under these agreements as of March 31, 2001 is $764,000. Rent expense for the three months ended March 31, 2001, was approximately $106,000.

The Company is party to legal proceedings incident to its business. Management believes the outcome of such proceedings will not have a material impact on the Company's financial position or results of operations.

                      ADVANCED SYSTEMS INTERNATIONAL, INC.

================================================================================


                           NOTE E - INDUSTRY SEGMENTS



The Company's operations by business segment for the three months ended March 31, 2001 is as follows:


                                                                                     Segment
                                            ATServer             ATLink              Totals
                                           -----------         -----------         -----------
Revenues                                   $   628,928         $     9,035         $   637,963
Interest Income                                     --                  --                  --
Interest Expense                               121,345                  --             121,345
Depreciation and Amortization                       --              29,643              29,643

Net Loss                                      (841,258)           (345,506)         (1,186,764)
Assets                                       1,829,116             118,575           1,947,691
Expenditures for Assets                             --                  --                  --



RECONCILIATION TO CONSOLIDATED AMOUNTS


              NET LOSS
                      Net Loss for Reportable Segments                  $(1,186,764)
                      Unallocated Corporate Expenses                     (   20,495)
                                                                        -----------
                                                                        $(1,207,259)
                                                                        ===========
                ASSETS
                      Total Assets for Reportable Segments              $ 1,947,691
                      Corporate Assets                                      199,049
                                                                        -----------
                                                                        $ 2,146,740
                                                                        ===========

OTHER SIGNIFICANT ITEMS

                                                                           Segment         Corporate   Consolidated
                                                                            Totals          Amounts      Totals
                                                                        --------------    -----------  ------------
                      Interest Income                                            --             --            --
                      Depreciation and Amortization                          29,643         20,495        50,138
                      Expenditures for Assets                                    --          3,585         3,585

GEOGRAPHIC INFORMATION


                                                             Long-Lived
                                            Revenues           Assets
                                          -------------    -------------
                     United States        $     531,378    $     334,721
                     Canada                     106,585               --
                                          -------------    -------------
                                          $     637,963    $     334,721
                                          =============    =============

                      ADVANCED SYSTEMS INTERNATIONAL, INC.

================================================================================


                     NOTE E - INDUSTRY SEGMENTS (CONTINUED)

The Company's operations by business segment for the three months ended March 31, 2000 is as follows:



                                                                                                      Segment
                                                             ATServer            ATLink               Totals
                                                          -----------       --------------        -----------
Revenues                                                  $   598,857         $   156,994         $   755,851
Interest income                                                    --                  --                  --
Interest expense                                               43,302              18,501              61 803
Depreciation and amortization                                      --              29,643              29,643
Net loss                                                   (1,117,741)           (319,330)         (1,437,071)
Assets                                                        890,876             237,147           1,128,023
Expenditures for assets                                            --                  --                  --

RECONCILIATION TO CONSOLIDATED AMOUNTS

    NET LOSS
       Net loss for reportable segments                                                           $(1,437,071)
       Unallocated corporate expenses                                                              (   22,939)
                                                                                                  -----------
                                                                                                  $(1,460,010)
                                                                                                  ===========
    ASSETS
       Total assets for reportable segments                                                       $ 1,128,023
       Corporate assets                                                                               316,863
                                                                                                  -----------
                                                                                                  $ 1,444,886
                                                                                                  ===========

OTHER SIGNIFICANT ITEMS


                                            SEGMENT           CORPORATE        CONSOLIDATED
                                             TOTALS             AMOUNT            TOTALS
                                           ----------        -----------       ------------
Interest income                            $       --        $      943        $      943
Depreciation and amortization                  29,643            23,882            53,525
Expenditures for assets                            --            15,116            15,116


GEOGRAPHIC INFORMATION

                                                                               LONG-LIVED
                                                              REVENUES            ASSETS
                                                             ----------        ----------
United States                                                $  578,843        $  489,978
Canada                                                          177,008                --
                                                             ----------        ----------
                                                             $  755,851        $  489,978
                                                             ==========        ==========

                              NOTE F - RESTATEMENT

Subsequent to the filing of the Company's financial statements for the period ended March 31, 2000 on Form 10-QSB, the Company's management determined that certain transactions had not been recorded in conformity with SOP 97-2, promulgated by the American Institute of Certified Public Accountants. In particular, revenue for certain software arrangements should have been accounted for under the percentage of completion method and recognized, as work progresses, over the entire contract period. Additionally, management determined that revenue had been inappropriately recognized in 1999 where the contract had not been fully executed in that reporting period.

As a result, the accompanying financial statements for the period ended March 31,2000 have been restated from the amounts previously reported to appropriately recognize revenue upon receipt of a properly executed contract and over the contract terms for large, complex contracts that combine both products and services.

A summary of the significant effects of the restatement for the three months ended March 31, 2000 is as follows:




                                                As previously reported            As restated
For the three months ended March 31, 2000:

Revenue                                              $ 2,227,658                 $   755,851
Gross profit                                         $ 2,185,570                 $   359,579
Net income (loss)                                    $    11,796                 $(1,460,010)
Income (loss) per share - basic and diluted          $       --                  $     (0.12)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

         The information in this section should be read together with the consolidated, unaudited, interim financial statements that are included elsewhere in this Form 10-QSB. Those interim financial statements include all adjustments, which we have deemed necessary in order to make them not misleading.

         As stated in Note F to the consolidated financial statements, the Company's financial statements have been restated. The accompanying management's discussion and analysis give effect to that restatement. The information in this section should be read together with the consolidated financial statements that are included elsewhere in the 10-QSB.

           This discussion includes certain forward-looking statements about the Company's business and its expectations, including statements relating to the demand for products and services, revenue growth rates, and the availability of cash, investments, and operating cash flow. Any such statements are subject to risk that could cause the actual results to vary materially from expectations.

SUMMARY

         Advanced Systems International, Inc. (AdSys) and the industry are experiencing a slowdown in software project initiatives. The broad economic downturn and the uncertainties associated with it, coupled with the Company's experience that "Fortune 1000" IT Managers are continuing to focus efforts towards assessing their e-business initiatives, have caused a continued delay in purchasing decisions. AdSys believes that its new product offerings that track production activities, materials, fulfillment and ever-critical labor data address this focus and will therefore be included in customers' e-business initiatives. Currently, AdSys is identifying opportunities for growth, including the negotiation of strategic partnerships and joint ventures that will enable it to broaden competitive opportunities, shorten sales cycles and improve deliverables. The Company is expecting further penetration into industries such as airlines, automotive supply, food processing, entertainment, furniture manufacturing, paper and forestry products, and other manufacturing sectors.

         AdSys has identified a significant opportunity to provide comprehensive labor and inventory data within the high growth business to business (B2B) market. Building on its proven labor management technology, AdSys has expanded its product offering to include a web-based tool set that tracks critical production inventory, fulfillment and labor data in real-time to support the cost efficient, streamlined supply chain and enterprise-wide e-business initiatives of its customers. ATServer is a registered trademark of AdSys; the Company also claims common-law and pending trademark rights in ATLink.

RESULTS OF OPERATIONS - RESULTS OF THREE MONTH PERIODS ENDED MARCH 31, 2001 AND MARCH 31, 2000

REVENUES

The Company experienced a decrease in revenues to $637,963 for the three months ended March 31, 2001, from $755,851 for the three months ended March 31, 2000, a decrease of $117,888 or 16%. The Company attributes this decrease to two factors that continue to delay customer IT purchases. The widespread economic downturn has deterred companies from technology spending, and the widely held belief that customer IT Managers are currently prioritizing e-business initiatives, therefore delaying purchasing decisions. AdSys had a net loss of $1,207,259 for the three months ended March 31, 2001 as compared with a net loss of $1,460,010 for the three months ended March 31, 2000, a difference of $252,751. This difference is largely attributable to the aggressive cost-cutting initiative, which commenced in January 2001.

ATServer (R) is a workforce management, client/server and web-based software package. ATServer collects, processes, and distributes key employee labor data throughout user organizations. ATServer-related revenue amounted to $628,928 and $598,857 for the three months ended March 31, 2001 and 2000, respectively, an increase of $30,071 or 5%. The increase is attributable to the revenue from new contracts.

The ATLink (TM) product is an integration enabling product that facilitates data flows between legacy and/or application software within an enterprise and extends to enterprise applications of both customers and vendors. ATLink-related revenue was reduced to $9,035 from $156,994, a decrease of $147,959 or 94% in the three months ended March 31, 2001 and 2000, respectively. The decrease occurred as no new contracts for these services were implemented during the first quarter of 2001.


GROSS PROFIT

The Company had gross profit of $292,085 (46% of total revenues) and $359,579 (48% of total revenues) for the three months ended March 31, 2001 and 2000 respectively. This represents a decrease in gross profit of $67,494 or 19%. This decrease is due primarily to lower revenue.

ATServer-related gross profit was $342,376 (54% of ATServer revenue) and $289,724 (48% of ATServer revenue) for the three months ended March 31, 2001 and 2000, respectively, an increase of $52,652 or 18%. This increase is due primarily to increased ATServer revenue and a decrease in direct professional services incurred and included in cost of goods sold.

ATLink-related gross loss was $50,291, compared to gross profit of $69,855 (96% of ATLink revenue) for the three months ended March 31, 2001 and 2000, respectively, a decrease of $120,146 or 172%. This decrease is due primarily to the decrease in ATLink revenue.


OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses decreased to $348,480 for the three months ended March 31, 2001, from $747,328 for the three months ended March 31, 2000, a decrease of $398,848. The decrease was attributable to the restructuring of the Company's sales department. This cost-cutting initiative resulted in a decrease in compensation and related benefits of $275,299 for the three month period. Costs of traveling also decreased to $55,054 for the three months ended March 31, 2001 from $110,726 for the three months ended March 31, 2000, a decrease of $55,672.

Research and Development. Research and development expenses decreased to $168,214 for the three months ended March 31, 2001, from $197,597 for the three months ended March 31, 2000, a decrease of $29,382. The decrease reflects the reduction in research and development personnel.


General and Administrative. General and administrative expenses increased to $861,305 for the three months ended March 31, 2001, from $813,804 for the three months ended March 31, 2000, a increase of $47,501. This increase reflects the increase in compensation and related benefits of $98,076, and a decrease in computer related costs of $17,267.

LIQUIDITY AND CAPITAL RESOURCES


The Company entered into a $2,000,000 credit facility with a commercial bank on July 28, 2000 for borrowing against its eligible accounts receivable to address liquidity needs pending customer payments. As of March 31, 2001, the outstanding balance was approximately $1.4 million under this facility. Due to the Company's Inability to comply with the credit facility's covenants, this facility is "due upon demand" as the Company works with the commercial bank to pay down the existing debt and attract and retain another lender at terms more favorable to the Company. As of October 31, 2001, the Company's indebtedness, including interest to the commercial bank is $798,515, $559,134 of which bears interest at the bank's prime rate plus 7 percent, (11.5% at October 31, 2001) and $239,381 of which bears interest at 8.5 percent as of October 31, 2001.

As part of an overall $1.2 million debt financing with related parties and others at the end of 2000 and the first quarter of 2001, the Company refinanced a $560,000 subordinated short-term note payable with interest accruing at 12% annually. The maturity date of this refinancing is December 2001 with 12% annual interest rate payable monthly and 560,000 two-year warrants with an exercise price of $.125/share. The Company received an additional $660,000 in 2001 from this financing in the form of debt with terms identical to the refinancing described above. Certain fees were paid in connection with the refinancing and a total of an additional 783,646 two-year warrants were issued.

In May 2001 the Company secured a $2 million commitment in advance funding for work to be performed for one of its premier clients. The initial amount of $500,000 was funded immediately and the remainder was received as the Company met certain project related milestones.

The Company maintains an equipment leasing relationship with Primex, a private lending Company. As of March 31, 2001, the Company had approximately $231,000 of assets under equipment lease arrangements with this company.

In January 2001, the Company instituted a "down-sizing" initiative. The Company continues to pursue cost-cutting measures currently, and will act accordingly in the future as results and business conditions warrant.

The Company has, as of March 31, 2001, deficits in stockholders' equity of $4,105,771 and working capital of $4,440,492. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classifications of assets carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently pursuing additional sources of capital. Future operations will be dependent upon the Company's ability to raise additional funds.


Although the Company believes that improved operations, together with the financing described above, will yield sufficient liquidity, no assurance can be given that additional sources of capital will not be required. The Company believes profitable operations can be achieved through the down-sizing initiative that is being carried out during 2001. The Company is considering raising additional capital as market conditions warrant in order to form a stronger capital base, and for increased investment in product development, acquisitions of and/or strategic alliances with companies with synergistic value, and resource procurement based on a definable implementation schedule or backlog. The extent to which such additional financing is available will affect the level to which the Company pursues these discretionary growth actions.

                           PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

     None.


Item 2. CHANGES IN SECURITIES

     None.


Item 3. DEFAULTS UPON SENIOR SECURITIES

     None.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


Item  5.  OTHER INFORMATION

     None.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

              None.

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

                                          Advanced Systems International, Inc.
                                          (the "Registrant")

Date: November 16, 2001                            /s/ Gerald A. Pesut
                                                 ----------------------

                                          Gerald A. Pesut
                                          President, CEO, Chairman of the Board