Form 10QSB
period 2001-06-30
ADVANCED SYSTEMS INTERNATIONAL INC
filed 2001-11-16
CIK 1070497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED: JUNE 30, 2001

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

                AS OF JUNE 30, 2001, 14,886,541 SHARES OF COMMON
               STOCK OF THE REGISTRANT WERE OUTSTANDING, AT A PAR
                            VALUE OF $.001 PER SHARE.

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Three Months Ended                       Six Months Ended
                                               June 30,                                 June 30,
                                        2001        2000(as restated,           2001      2000(as restated,
                                                         see Note F)                           see Note F)
                                 -------------------------------------       -----------------------------


Revenues                         $     898,674        $ 2,032,245           $ 1,536,637      $ 2,788,096

Cost of Revenues                       341,847            412,838               687,725          809,110
                                 -------------------------------------      ------------------------------

Gross Profit                           556,827          1,619,407               848,912        1,978,986

Operating Expenses

  Sales & Marketing                    232,905            776,599               581,385        1,523,927
  Research & Development               190,522            210,176               358,736          407,773
  General & Administrative             803,231          1,820,078             1,664,536        2,633,882
                                 -------------------------------------      -------------------------------
                                     1,226,658          2,806,853             2,604,657        4,565,582
                                 -------------------------------------      -------------------------------

Loss From Operations                  (669,831)        (1,187,446)           (1,755,745)      (2,586,596)


Interest Expense - net                  99,838             83,919               221,183          144,779


                                 ------------------------------------      --------------------------------
Net Loss                         $    (769,669)       $(1,271,365)          $(1,976,928)     $(2,731,375)
                                 ====================================      ================================

Loss Per Share - basic & diluted $       (0.05)       $     (0.09)          $     (0.13)     $     (0.21)
                                 ====================================      ================================

Weighted Number of Shares
  Outstanding                       14,886,541         14,244,035            14,886,541       13,272,350
                                 ====================================      ================================


   The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                                      June 30,      December 31,
                                                                                        2001          2000
                                                                                 -------------------------------
ASSETS

CURRENT ASSETS
Cash                                                                               $     86,050    $    277,166
Accounts Receivable
Trade
     Billed (net of allowance of $25,426 at
       June 30, 2001 and December 31, 2000)                                           1,135,583       2,171,515
     Unbilled                                                                           115,371         212,838
Inventory                                                                                13,712           8,849
Prepaid Expenses                                                                         24,664          32,349
                                                                                 -------------------------------
     TOTAL CURRENT ASSETS                                                             1,375,380       2,702,717
                                                                                 -------------------------------
PROPERTY & EQUIPMENT - AT COST
Computer Equipment                                                                      323,664         305,723
Office Equipment                                                                         95,410          92,856
Leasehold Improvements                                                                   83,770          83,770
                                                                                 -------------------------------
                                                                                        502,844         482,349
     Less Accumulated Depreciation and Amortization                                    (318,005)       (278,108)
                                                                                 -------------------------------
     NET PROPERTY & EQUIPMENT                                                           184,839         204,241

OTHER ASSETS
Deposits                                                                                 28,069          28,069
Software Development Costs(less $266,787 and $207,501 accumulated
           amortization at June 30, 2001 and December 31, 2000, respectively)            88,932         148,218
Other                                                                                        --             746
                                                                                 -------------------------------

TOTAL ASSETS                                                                       $  1,677,220    $  3,083,991
                                                                                 ===============================


LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Notes Payable and Other Obligations - Bank                                         $  1,133,060    $  2,073,877
Current Maturities of Long-Term Debt                                                     77,322           3,374
Current Maturities of Long-Term Debt To Related Parties                               1,071,696         585,000
Deferred Revenue                                                                      2,670,321       1,997,185
Accounts Payable                                                                      1,277,731         924,494
Accrued Liabilities                                                                     322,530         540,934
                                                                                 -------------------------------
     TOTAL CURRENT LIABILITIES                                                        6,552,660       6,124,864
                                                                                 -------------------------------
COMMITMENT AND CONTINGENCIES (See Note D)                                                    --              --


STOCKHOLDERS' DEFICIT
Preferred Stock - $.001 Par Value; authorized, 10,000,000 shares; none issued
     and outstanding                                                                         --              --
Common Stock - $.001 par value; authorized, 30,000,000 shares; 14,886,541 shares issued and outstanding at
     both June 30, 2001 and December 31, 2000                                            14,887          14,887
Additional paid-in capital                                                           10,264,152      10,121,791
Accumulated Deficit                                                                 (15,154,479)    (13,177,551)
                                                                                 -------------------------------
     TOTAL STOCKHOLDERS' DEFICIT                                                     (4,875,440)     (3,040,873)
                                                                                 -------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                                          $  1,677,220    $  3,083,991
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

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                               (Unaudited)


                                                                           Additional
                                                          Common             Paid-In             Accumulated
                                                          Stock              Capital               Deficit               Total
                                                        ----------------------------------------------------------------------------
Balance at December 31, 2000                              $ 14,887          $ 10,121,791         $ (13,177,551)       $ (3,040,873)

Issuance of 783,646 warrants                                                     142,361                                   142,361

Net Loss                                                                                            (1,976,928)         (1,976,928)

                                                        ----------------------------------------------------------------------------
Balance at June 30, 2001 (Unaudited)                      $ 14,887          $ 10,264,152         $ (15,154,479)       $ (4,875,440)
                                                        ============================================================================



  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                              2001          2000(as restated,
                                                                                                             see Note F)
                                                                                          -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                                                  $(1,976,928)           $(2,731,375)
     Adjustments to reconcile net loss to net cash provided (used)
         in operating activities
              Depreciation and Amortization                                                    99,929                107,910
              Accretion of discount on indebtedness                                            69,057
              Change in Assets & Liabilities
                          Decrease (Increase)in Accounts Receivable                         1,133,399               (431,455)
                          Decrease in Other Receivables                                             -                 33,194
                          Increase in Inventory                                                (4,863)                (1,350)
                          Decrease in Deposits                                                      -                  4,767
                          (Increase) Decrease in Prepaid Expenses                               7,685                (57,666)
                          Increase in Accounts Payable                                        353,237                313,184
                          (Decrease) in Accrued Liabilities                                  (218,404)              (142,743)
                          Increase in Deferred Revenue                                        673,136                276,724
                                                                                          -----------------------------------
                                       Net Cash Provided (Used) by Operating Activities       136,248             (2,628,810)
                                                                                          -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
              Purchase of Property and Equipment                                              (20,495)               (21,380)
                                                                                          -----------------------------------
                                       Net Cash Used in Investing Activities                  (20,495)               (21,380)
                                                                                          -----------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
              Repayment of Note Payable - Bank                                               (940,817)                     -
              Repayment of Debt                                                                (1,052)                (5,059)
              Payment of Lease Obligations                                                                            (4,617)
              Proceeds from Issuance of Debt and Warrants to Related Parties and Others       660,000
              Proceeds from Issuance of Common Stock                                                -              3,736,225
              Repayments of Related Party Obligations                                         (25,000)              (284,667)
                                                                                          -----------------------------------
                                       Net Cash Provided (Used) by Financing Activities      (306,869)             3,441,882
                                                                                          -----------------------------------

NET (DECREASE) INCREASE IN CASH                                                              (191,116)               791,692


CASH AT JANUARY 1                                                                             277,166                445,548
                                                                                          -----------------------------------

CASH AT JUNE 30                                                                             $  86,050             $1,237,240
                                                                                          ===================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
              Cash Paid During the Period For Interest                                      $  75,795           $    119,872
                                                                                          ===================================

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

The Company has, as of June 30, 2001, deficits in stockholders' equity of $4,875,440 and working capital of $5,177,280. In addition the Company has recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NET LOSS PER SHARE

Basic loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. Potential dilutive securities of 5,777,996 and 5,358,496 as of June 30, 2001 and 2000,
respectively, have been excluded from the calculation of net loss per share due to their antidilutive effect.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued two new Statements of Financial Accounting Standards ("SFAS"). SFAS No. 141, "Business Combinations," requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off. SFAS No. 141 is effective for all business combinations effective after June 30, 2001. SFAS No. 142, "Goodwill and Other Intangible Assets," addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 31, 2001. The Company does not believe that the adoption of these pronouncements will have a material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." This statement retains the impairment loss recognition and measurement requirements of SFAS 121. In addition, it requires that one accounting model be used for long-lived assets to be disposed of by sale, and broadens the presentation of discontinued operations to include more disposal transactions. The Company is required to adopt this statement for the year ending December 31, 2002, and has not determined the impact, if any, that this statement will have on its financial position or results of operations.

                          NOTE B - NOTES PAYABLE - BANK



A $2 million revolving credit line with a commercial bank was established in July, 2000 with an initial term of 24 months. The Company has been in default due to non-compliance with covenant provisions since the third quarter of 2000. Interest on the revolving credit line is based on the bank's default rate (prime rate + 6%), which was 12.75% at June 30, 2001. The outstanding balance at June 30, 2001 and December 31, 2000 was $893,679 and $1,827,551, respectively, and is collateralized by all assets of the Company.


                             NOTE C - LONG TERM DEBT

                                                                                              June 30, 2001
                                                                                            ---------------

Bank term loan for an original amount of $250,000 to be repaid $6,944 monthly.
Such payments have been suspended. Interest is based on the bank's default rate
(prime rate + 3%), which was 9.75% at June 30, 2001. The loan is collateralized
by all assets of the Company.                                                               $       208,333


Subordinated debentures to related parties ($1,145,000) and others ($75,000), with interest accruing at 12%, and maturity date in December 2001. Interest is payable semi-annually and warrants with an exercise price of $.125 per warrant were issued in connection with the efforts in raising the additional funding.
The debentures are stated at the face value less the unamortized discount attributable to the fair value of the warrants at the date of issuance of
$73,304 as of June 30, 2001.                                                                      1,146,696

Equipment lease line with a commercial bank leasing company beginning in
October, 2000. Payments have been suspended. Interest is based on the default rate (prime rate + 3%) of 9.75% at June 30, 2001. The amount outstanding is due
on demand.                                                                                           31,048

Other                                                                                                 2,322
                                                                                            ---------------
Total                                                                                             1,388,399
Less Current Maturities                                                                           1,388,399
                                                                                            ---------------
                                                                                            $           -0-
                                                                                            ---------------

                     NOTE D - COMMITMENTS AND CONTINGENCIES

The Company leases office space and equipment under operating leases. Approximate future minimum rental payments under these agreements as of June 30, 2001 is $683,000. Rent expense for the six months ended June 30, 2001, was approximately $213,000.

The Company is party to legal proceedings incident to its business. Management believes the outcome of such proceedings will not have a material impact on the Company's financial position or results of operations.

                      ADVANCED SYSTEMS INTERNATIONAL, INC.

                           NOTE E - INDUSTRY SEGMENTS



The Company's operations by business segment for the three months ended June 30, 2001 is as follows:


                                                                                     Segment
                                            ATServer             ATLink              Totals
                                           -----------         -----------         -----------
Revenues                                   $   694,421         $   204,253         $   898,674
Interest Income                                     --                  --                  --
Interest Expense                                99,838                  --              99,838
Depreciation and Amortization                       --              29,643              29,643

Net Loss                                      (619,524)           (129,997)           (749,521)
Assets                                       1,474,169              88,932           1,563,101
Expenditures for Assets                             --                  --                  --


RECONCILIATION TO CONSOLIDATED AMOUNTS


              NET LOSS
                      Net Loss for Reportable Segments                  $  (749,521)
                      Unallocated Corporate Expenses                        (20,148)
                                                                        -----------
                                                                        $  (769,669)
                                                                        ===========
                ASSETS
                      Total Assets for Reportable Segments              $ 1,563,101
                      Corporate Assets                                      114,119
                                                                        -----------
                                                                        $ 1,677,220
                                                                        ===========

OTHER SIGNIFICANT ITEMS

                                                                           Segment         Corporate    Consolidated
                                                                            Totals          Amounts        Totals
                                                                        --------------    -----------   ------------
                      Interest Income                                            --               --              --
                      Depreciation and Amortization                          29,643           20,148          49,790
                      Expenditures for Assets                                    --           16,910          16,910


GEOGRAPHIC INFORMATION

                                                              Long-Lived
                                            Revenues           Assets
                                          -------------    -------------
                     United States        $     835,981    $     301,840
                     Canada                      62,693               --
                                          -------------    -------------
                                          $     898,674    $     301,840
                                          =============    =============

                      ADVANCED SYSTEMS INTERNATIONAL, INC.

                     NOTE E - INDUSTRY SEGMENTS (CONTINUED)
The Company's operations by business segment for the six months ended June 30, 2001 is as follows:



                                                                                     Segment
                                            ATServer             ATLink              Totals
                                           -----------         -----------         -----------
Revenues                                   $  1,323,349         $   213,288        $ 1,536,637
Interest Income                                     --                  --                  --
Interest Expense                                221,183                  --            221,183
Depreciation and Amortization                       --               59,286             59,286

Net Loss                                     (1,460,782)           (475,503)        (1,936,285)
Assets                                        1,474,169              88,932          1,563,101
Expenditures for Assets                             --                  --                  --


RECONCILIATION TO CONSOLIDATED AMOUNTS


              NET LOSS
                      Net Loss for Reportable Segments                  $(1,936,285)
                      Unallocated Corporate Expenses                        (40,643)
                                                                        -----------
                                                                        $(1,976,928)
                                                                        ===========
                ASSETS
                      Total Assets for Reportable Segments              $ 1,563,101
                      Corporate Assets                                      114,119
                                                                        -----------
                                                                        $ 1,677,220
                                                                        ===========

OTHER SIGNIFICANT ITEMS

                                                                           Segment         Corporate     Consolidated
                                                                            Totals          Amounts         Totals
                                                                        --------------    -----------    ------------
                      Interest Income                                            --               --               --
                      Depreciation and Amortization                          59,286           40,643           99,929
                      Expenditures for Assets                                    --           20,495           20,495

GEOGRAPHIC INFORMATION

                                                             Long-Lived
                                            Revenues           Assets
                                          -------------    -------------
                     United States        $   1,367,359    $     301,840
                     Canada                     169,278               --
                                          -------------    -------------
                                          $   1,536,637    $     301,840
                                          =============    =============

The Company's operations by business segment for the three months ended June 30, 2000 is as follows:



                                                                                                      Segment
                                                             ATServer            ATLink               Totals
                                                          -----------       --------------        -----------

Revenues                                                  $  1,867,915         $  164,330         $ 2,032,245
Interest income                                                    --                  --                  --
Interest expense                                                52,394             32,097              84,491
Depreciation and amortization                                      --              29,643              29,643
Net loss                                                      (727,824)          (519,371)         (1,247,195)
Assets                                                       1,378,573            207,504           1,586,077
Expenditures for assets                                            --                  --                  --

RECONCILIATION TO CONSOLIDATED AMOUNTS

    NET LOSS
       Net loss for reportable segments                                                           $(1,247,195)
       Unallocated corporate expenses                                                                 (24,170)
                                                                                                  -----------
                                                                                                  $(1,271,365)
                                                                                                  ===========
    ASSETS
       Total assets for reportable segments                                                       $ 1,586,077
       Corporate assets                                                                             1,269,787
                                                                                                  -----------
                                                                                                  $ 2,855,864
                                                                                                  ===========

OTHER SIGNIFICANT ITEMS


                                            SEGMENT           CORPORATE        CONSOLIDATED
                                             TOTALS             AMOUNT            TOTALS
                                           ----------        -----------       ------------

Interest income                            $       --        $      572        $      572
Depreciation and amortization                  29,643            24,742            54,385
Expenditures for assets                            --             6,264             6,264

GEOGRAPHIC INFORMATION

                                                                               LONG-LIVED
                                                              REVENUES            ASSETS
                                                             ----------        ----------
United States                                               $ 1,859,578        $  441,856
Canada                                                          172,667                --
                                                             ----------        ----------
                                                            $ 2,032,245        $  441,856
                                                             ==========        ==========

The Company's operations by business segment for the six months ended June 30, 2000 is as follows:



                                                                                                     Segment
                                                             ATServer            ATLink               Totals
                                                          -----------       --------------        -----------
Revenues                                                  $ 2,466,772         $   321,324         $ 2,788,096
Interest income                                                    --                  --                  --
Interest expense                                               95,696              50,598             146,294
Depreciation and amortization                                      --              59,286              59,286
Net loss                                                   (1,845,565)           (838,701)         (2,684,266)
Assets                                                      1,378,573             207,504           1,586,077
Expenditures for assets                                            --                  --                  --

RECONCILIATION TO CONSOLIDATED AMOUNTS

    NET LOSS
       Net loss for reportable segments                                                           $(2,684,266)
       Unallocated corporate expenses                                                                 (47,109)
                                                                                                  -----------
                                                                                                  $(2,731,375)
                                                                                                  ===========
    ASSETS
       Total assets for reportable segments                                                       $ 1,586,077
       Corporate assets                                                                             1,269,787
                                                                                                  -----------
                                                                                                  $ 2,855,864
                                                                                                  ===========

OTHER SIGNIFICANT ITEMS

                                            SEGMENT           CORPORATE        CONSOLIDATED
                                             TOTALS             AMOUNT            TOTALS
                                           ----------        -----------       ------------
Interest income                            $       --        $    1,515        $    1,515
Depreciation and amortization                  59,286            48,624           107,910
Expenditures for assets                            --            21,380            21,380


GEOGRAPHIC INFORMATION

                                                                               LONG-LIVED
                                                              REVENUES            ASSETS
                                                             ----------        ----------
United States                                                $2,438,421        $  441,856
Canada                                                          349,675                --
                                                             ----------        ----------
                                                             $2,788,096        $  441,856
                                                             ==========        ==========

                              NOTE F - RESTATEMENT

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

As a result, the Company has restated its 1999 financial statements to comply with the requirements of SOP 97-2. Accordingly, the Company's interim financial statements for the quarterly periods in the year ended December 31, 2000 have been restated from the amounts previously reported to appropriately recognize revenue upon receipt of a properly executed contract and over the contract terms for large, complex contracts that combine both products and services.

A summary of the significant effects of the restatement for the three and six months ended June 30, 2000 is as follows:







                                        As previously reported                As restated

                                   Three months        Six months     Three months   Six months
                                       ended June 30, 2000                ended June 30, 2000
                                   -------------      ------------    ------------   -----------


Revenue                            $ 1,598,804        $ 3,826,462     $ 2,032,245    $ 2,788,096

Gross profit                       $ 1,561,194        $ 3,746,764     $ 1,619,407    $ 1,978,986

Net income (loss)                  $  (842,737)       $  (830,941)    $(1,271,365)   $(2,731,375)

Loss per share-basic and diluted   $     (0.12)       $     (0.12)    $     (0.09)   $     (0.21)

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

         As stated in Note F to the consolidated financial statements, the Company's 1999 financial statements and stockholders' deficit as of January 1, 1999 have been restated. The accompanying management's discussion and analysis give effect to that restatement. The information in this section should be read together with the consolidated financial statements that are include elsewhere in the 10-QSB.

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

         AdSys has identified a significant opportunity to provide comprehensive labor and inventory data within the high growth business to business (B2B) market. Building on its proven labor management technology, AdSys has expanded its product offering to include a web-based tool set that tracks critical production inventory, fulfillment and labor data in real-time to support the cost efficient, streamlined supply chain and enterprise-wide e-business initiatives of its customers. Through the enhancement and integration of the Company's two main product suites Laborview (web based ATServer product) and ATLink, combined with strong partnerships, customers now have a one stop shop for software and services to track labor costs, manages security, integrate disparate devices and ERP systems and tie that information together within a unified interface enabling companies to track and calculate all costs associated with running their businesses. ATServer is a registered trademark of AdSys; the Company also claims common-law and pending trademark rights in ATLink.

RESULTS OF OPERATIONS - RESULTS OF SIX MONTH PERIODS ENDED JUNE 30, 2001 AND JUNE 30, 2000

REVENUES

The Company experienced a decrease in revenues to $1,536,637 for the six months ended June 30, 2001, from $2,788,096 for the six months ended June 30, 2000, a decrease of $1,251,459 or 45%. The Company attributes this decrease to factors that continue to delay its customers' IT purchases. The widespread economic downturn has deterred companies from technology spending, the widely held belief that many IT Managers continue to attempt to prioritize e-business initiatives, therefore delaying purchasing decisions, and the Company's continuing focus on Fortune 1000 clientele which requires an extended sales cycle. The Company had a net loss of $1,976,928 for the six months ended June 30, 2001 as compared with a net loss of $2,731,375 for the six months ended June 30, 2000, a difference of $754,447. This difference is largely attributable to the reduction in the costs required to support the lower level of sales and in the Company's aggressive cost cutting initiatives, which commenced in January 2001.

ATServer (R) is a workforce management, client/server and web-based software package. ATServer collects, processes, and distributes key employee labor data throughout user organizations. ATServer-related revenue amounted to $1,323,348 and $2,466,772 for the six months ended June 30, 2001 and 2000, respectively, a decrease of $1,143,424 or 46%. This decrease is due primarily to the delay in customers' decisions to go forward with their software project initiatives and the slowing economic environment.


The ATLink (TM) product is an integration enabling product that facilitates data flows between legacy and/or application software within an enterprise and extends to enterprise applications of both customers and vendors. ATLink-related revenue was reduced to $213,289 from $321,324, a decrease of $108,035 or 34% in the six months ended June 30, 2001 and 2000, respectively. This decrease in primarily due to the slowing of the economic environment and corresponding delay in software implementation.


GROSS PROFIT

The Company had gross profit of $848,912 (55% of total revenues) and $1,978,986 (71% of total revenues) for the six months ended June 30, 2001 and 2000, respectively. This represents a decrease in gross profit of $1,130,074 or 57%. This decrease is due primarily to lower revenues, primarily in the delivery of professional services, which have higher gross margins, in 2001 from 2000.

ATServer-related gross profit was $764,183 (58% of ATServer revenue) and $1,816,268 (74% of ATServer revenue) for the six months ended June 30, 2001 and 2000, respectively, a decrease of $1,052,085 or 58%. This decrease is due primarily to decreased ATServer revenue, primarily direct professional services sold.

ATLink-related gross profit was $84,729 (40% of ATLink revenue) and $162,718 (50% of ATLink revenue) for the six months ended June 30, 2001 and 2000, respectively, a decrease of $77,989 or 48%. This decrease is due primarily to the decrease in ATLink revenue.


OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses decreased to $581,385 for the six months ended June 30, 2001, from $1,523,927 for the six months ended June 30, 2000, a decrease of $942,542. The decrease was attributable to the restructuring of the Company's sales department. This cost-cutting initiative resulted in a decrease in compensation and related benefits of $611,432 for the six months ended June 30, 2001. Costs of traveling also decreased to $80,851 for the six months ended June 30, 2001 from $211,381 for the six months ended June 30, 2000, a decrease of $130,530. Advertising and public relations expenses decreased by $134,095 for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

Research and Development. Research and development expenses decreased to $358,736 for the six months ended June 30,2001, from $407,773 for the six months ended June 30, 2000, a decrease of $49,037. The decrease reflects the reduction in research and development personnel.

General and Administrative. General and administrative expenses decreased to $1,664,536 for the six months ended June 30, 2001, from $2,633,882 for the six months ended June 30, 2000, a decrease of $969,346. This decrease is due primarily to a decrease in compensation and related benefits of $1,025,331, and a decrease in computer related costs of $62,955.

LIQUIDITY AND CAPITAL RESOURCES


The Company entered into a $2,000,000 credit facility with a commercial bank on July 28, 2000 for borrowing against its eligible accounts receivable to address liquidity needs pending customer payments. As of June 30, 2001, the outstanding balance was approximately $1.1 million under this facility. Due to the Company's inability to comply with the credit facility's covenants, this facility is "due upon demand" as the Company works with the commercial bank to pay down the existing debt and attract and retain another lender at terms more favorable to the Company. As of October 31, 2001, the Company's indebtedness, including interest to the commercial bank is $798,515, $559,134 of which bears interest at the bank's prime rate plus 7 percent, (11.5% at October 31, 2001) and $239,381 of which bears interest at 8.5 percent as of October 31, 2001.

As part of an overall $1.2 million debt financing with related parties at the end of 2000 and the first quarter of 2001, the Company refinanced a $560,000 subordinated short-term note payable with interest accruing at 12% annually. The maturity date of this refinancing is December 2001 with 12% annual interest rate payable monthly and 560,000 two-year warrants with an exercise price of $.125/share. The Company received an additional $660,000 in 2001 from this financing in the form of debt with terms identical to the refinancing described above. Certain fees were paid in connection with the refinancing and a total of an additional 783,646 two-year warrants were issued.

In May 2001 the Company secured a $2 million commitment in advance funding for work to be performed for one of its premier clients. The initial amount of $500,000 was funded immediately and the remainder was received as the Company met certain project related milestones.

The Company maintains an equipment leasing relationship with Primex, a private lending Company. As of June 30, 2001, the Company had approximately $231,000 under equipment lease arrangements with this company.

In January 2001, the Company instituted a "down-sizing" initiative. The Company continues to pursue cost-cutting measures currently, and will act accordingly in the future as results and business conditions warrant.

The Company has, as of June 30, 2001, deficits in stockholders' equity of $4,875,440 and working capital of $5,177,280. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classifications of assets carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently pursuing additional sources of capital. Future operations will be dependent upon the Company's ability to raise additional funds.


         Although the Company believes that improved operations, together with the financing described above, will yield sufficient liquidity, no assurance can be given that additional sources of capital will not be required. The Company believes profitable operations can be achieved through the down-sizing initiative being carried out during 2001 as well as customer acceptance of the enhanced product offerings that have been developed. The Company is considering raising additional capital as market conditions warrant in order to form a stronger capital base, and for increased investment in product development, acquisitions of and/or strategic alliances with companies with synergistic value, resource procurement based on a definable implementation schedule or backlog. The extent to which such additional financing is available will affect the level to which the Company pursues these discretionary growth actions.

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