Form 10QSB
period 2001-09-30
ADVANCED SYSTEMS INTERNATIONAL INC
filed 2001-11-16
CIK 1070497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED: SEPTEMBER 30, 2001

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

              AS OF SEPTEMBER 30, 2001, 14,886,541 SHARES OF COMMON
               STOCK OF THE REGISTRANT WERE OUTSTANDING, AT A PAR
                            VALUE OF $.001 PER SHARE.

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       Three Months Ended                          Nine Months Ended
                                            September 30,                              September 30,
                                        2001        2000(as restated,           2001      2000(as restated,
                                                       see Note F)                           see Note F)
                                 -------------------------------------       -----------------------------
Revenues                          $  1,829,256         $1,701,018           $ 3,365,893      $ 4,489,114

Cost of Revenues                       457,539            491,163             1,145,264        1,300,273
                                 -------------------------------------      ------------------------------

Gross Profit                         1,371,717          1,209,855             2,220,629        3,188,841

Operating Expenses

  Sales & Marketing                    262,113            617,385               843,498        2,141,312
  Research & Development               173,354            257,480               532,090          665,253
  General & Administrative             770,662          1,031,221             2,435,198        3,665,103
                                 -------------------------------------      -------------------------------
                                     1,206,129          1,906,086             3,810,786        6,471,668
                                 -------------------------------------      -------------------------------

Income (Loss) From Operations          165,588           (696,231)           (1,590,157)      (3,282,827)

Other Expense

  Interest Expense - Net               111,533             48,939               332,716          193,718


                                 ------------------------------------      --------------------------------
Net Income (Loss)                 $     54,055         $ (745,170)          $(1,922,873)     $(3,476,545)
                                 ====================================      ================================

Income (Loss) Per Share -
 basic & diluted                  $       0.00         $    (0.05)          $    (0.13)      $     (0.26)
                                 ====================================      ================================

Weighted Number of Outstanding
  Shares                            14,886,541         14,728,430            14,886,541       13,757,710
                                 ====================================      ================================

   The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                      September 30,      December 31,
                                                          2001               2000
                                                      -------------------------------
ASSETS

CURRENT ASSETS
Cash                                                   $   347,168       $    277,166
Accounts Receivable
Trade
     Billed (net of allowance of $25,426 at
       September 30, 2001 and December 31, 2000)           592,514          2,171,515
     Unbilled                                              191,497            212,838
Inventory                                                   15,982              8,849
Prepaid Expenses                                            14,164             32,349
                                                       ------------------------------
     TOTAL CURRENT ASSETS                                1,161,325          2,702,717
                                                       ------------------------------

PROPERTY & EQUIPMENT - AT COST
Computer Equipment                                         332,648            305,723
Office Equipment                                           130,349             92,856
Leasehold Improvements                                      83,770             83,770
                                                       ------------------------------
                                                           546,767            482,349
     Less Accumulated Depreciation and Amortization       (340,920)          (278,108)
                                                       ------------------------------
     NET PROPERTY & EQUIPMENT                              205,847            204,241

OTHER ASSETS
Deposits                                                    53,069             28,069
Software Development Costs(less $296,430 and
     $207,501 accumulated amortization at September
     30, 2001 and December 31, 2000, respectively)          59,289            148,218
Other                                                           --                746
                                                       ------------------------------
TOTAL ASSETS                                           $ 1,479,530       $  3,083,991
                                                       ==============================

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Notes Payable and Other Obligations - Bank             $   907,186       $  2,073,877
Current Maturities of Long-Term Debt                        77,322              3,374
Current Maturities of Long-Term Debt To Related
     Parties                                             1,067,801            585,000
Deferred Revenue                                         2,749,580          1,997,185
Accounts Payable                                         1,252,536            924,494
Accrued Liabilities                                        246,490            540,934
                                                       ------------------------------
     TOTAL CURRENT LIABILITIES                           6,300,915          6,124,864
                                                       ------------------------------
COMMITMENT AND CONTINGENCIES (See Note D)                       --                 --


STOCKHOLDERS' DEFICIT
Preferred Stock - $.001 par value; authorized,
     10,000,000 shares; none issued and outstanding             --                 --
Common Stock - $.001 par value; authorized,
     30,000,000 shares; 14,886,541 shares issued
     and outstanding at both September 30, 2001 and
     December 31, 2000                                      14,887             14,887
Additional Paid-in Capital                              10,264,152         10,121,791
Accumulated Deficit                                    (15,100,424)       (13,177,551)
                                                       ------------------------------
     TOTAL STOCKHOLDERS' DEFICIT                        (4,821,385)        (3,040,873)
                                                       ------------------------------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT              $ 1,479,530       $  3,083,991
                                                       ==============================



  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)

                                                                             Additional
                                                           Common              Paid-In             Accumulated
                                                            Stock              Capital               Deficit              Total
                                                          ------------------------------------------------------------------------

Balance at December 31, 2000                              $ 14,887          $ 10,121,791         $ (13,177,551)       $ (3,040,873)
Issuance of 783,646 warrants                                                     142,361                                   142,361
Net Loss                                                                                            (1,922,873)         (1,922,873)
                                                          ------------------------------------------------------------------------
Balance at September 30, 2001 (Unaudited)                 $ 14,887          $ 10,264,152         $ (15,100,424)       $ (4,821,385)
                                                          ========================================================================



  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      ADVANCED SYSTEMS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                    2001          2000(as restated,
                                                                                                    see Note F)
                                                                                -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                        $(1,922,873)        $(3,476,545)
  Adjustments to reconcile net loss to net cash provided (used):
    Depreciation and Amortization                                                   152,487             163,312
    Accretion of discount on indebtedness                                           105,162
    Loss on disposal of equipment                                                                         2,830
    Change in Assets & Liabilities
      Decrease (Increase) in Accounts Receivable                                  1,600,342          (1,674,213)
      Decrease in Other Receivables                                                       -              48,566
      Increase in Inventory                                                          (7,133)             (1,350)
      Decrease (Increase) in Deposits                                               (25,000)              4,767
      Decrease (Increase) in Prepaid Expenses                                        18,185             (21,619)
      Increase in Accounts Payable                                                  328,042              60,651
      (Decrease) in Accrued Liabilities                                            (294,444)           (179,203)
      Increase in Deferred Revenue                                                  752,395             417,586
                                                                                -------------------------------
        Net Cash Provided (Used) by Operating Activities                            707,163          (4,655,222)
                                                                                -------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of Property and Equipment                                              (64,418)            (30,164)
                                                                                -------------------------------
        Net Cash Used in Investing Activities                                       (64,418)            (30,164)
                                                                                -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of Notes Payable - Bank                                            (1,166,691)
    Proceeds from Notes Payable and Other Obligations - Bank                              -           1,743,781
    Repayment of Debt                                                                (1,052)
    Payment of Lease Obligations                                                                         (5,232)
    Proceeds from Issuance of Debt and Warrants to Related Parties
      and others                                                                    660,000
    Proceeds from Issuance of Common Stock                                                -           3,778,629
    Repayments of Related Party Obligations                                         (65,000)           (569,814)
                                                                                -------------------------------
        Net Cash Provided (Used) by Financing Activities                           (572,743)          4,947,364
                                                                                -------------------------------

NET INCREASE IN CASH                                                                 70,002             261,978

CASH AT JANUARY 1                                                                   277,166             445,548
                                                                                -------------------------------

CASH AT SEPTEMBER 30                                                            $   347,168         $   707,526
                                                                                ===============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash Paid During the Period For Interest                                    $   166,258         $   145,614
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

The Company has, as of September 30, 2001, deficits in stockholders' equity of $4,821,385 and working capital of $5,139,590. In addition the Company has recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In the first quarter 2001, the Company raised additional capital of $635,000 through the issuance of subordinated notes with related parties and others. Also in the first quarter 2001, the Company instituted a "down-sizing" initiative. The Company continues to pursue cost-cutting measures currently, and will act accordingly in the future as results and business conditions warrant. The Company continues to pursue additional sources of capital through numerous contacts with investment representatives. The Company also is identifying opportunities to negotiate strategic partnerships and joint ventures. Future operations will be dependent upon the Company's ability to raise the additional funds that are currently being pursued, and achieve sustainable profitable operations as a result of its down-sizing initiative during 2001.


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

NET INCOME (LOSS) PER SHARE

Basic income (loss) per share excludes dilution and is computed by dividing the income (loss) available to common shareholders by the weighted-average common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the entity. Potential dilutive securities of 6,672,663 and 5,628,163 as of September 30, 2001 and 2000, respectively, have been excluded from the calculation of loss per share for the nine months ended September 30, 2001 due their antidilutive effect. Such dilutive securities did not have an effect on the calculation of net income per share for the three months ended September 30, 2001.

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

                          NOTE B - NOTES PAYABLE - BANK



A $2 million revolving credit line with a commercial bank was established in July, 2000 with an initial term of 24 months. The Company has been in default due to non-compliance with covenant provisions since the third quarter of 2000. Interest on the revolving credit line is based on the bank's default rate (prime rate + 7%), which was 13% at September 30, 2001. The outstanding balance at September 30, 2001 and December 31, 2000 was $667,805 and $1,827,551,
respectively, and is collateralized by all assets of the Company.


                             NOTE C - LONG TERM DEBT

                                                                                            September 30, 2001
                                                                                            ------------------
Bank term loan for an original amount of $250,000 to be repaid $6,944 monthly.
Such payments have been suspended. Interest is based on the bank's default rate
(prime rate + 3%), which was 10% at September 30, 2001. The loan is
collateralized by all assets of the Company.                                                   $    208,333


Subordinated debentures to related parties ($1,105,000) and others ($75,000), with interest accruing at 12%, and maturity date in December 2001. Interest is payable semi-annually and warrants with an exercise price of $.125 per warrant were issued in connection with the efforts in raising the additional funding.
The debentures are stated at the face value less the unamortized discount attributable to the fair value of the warrants at the date of issuance of
$37,199 as of September 30, 2001.                                                                 1,142,801

Equipment lease line with a commercial bank leasing company beginning in
October, 2000.  Payments have been suspended. Interest is based on the default rate
(prime rate + 3%) of 10% at September 30, 2001. The amount outstanding is due on demand.             31,048

Other                                                                                                 2,322
                                                                                               ------------
Total                                                                                             1,384,504
Less Current Maturities                                                                           1,384,504
                                                                                               ------------
                                                                                               $        -0-
                                                                                               ------------


                     NOTE D - COMMITMENTS AND CONTINGENCIES

The Company leases office space and equipment under operating leases. Approximate future minimum rental payments under these agreements as of September 30, 2001 is approximately $602,000. Rent expense for the nine months ended September 30, 2001 was approximately $306,000.

The Company is party to legal proceedings incident to its business. Management believes the outcome of such proceedings will not have a material impact on the Company's financial position or results of operations.

                      ADVANCED SYSTEMS INTERNATIONAL, INC.

================================================================================


                           NOTE E - INDUSTRY SEGMENTS



The Company's operations by business segment for the three months ended September 30, 2001 is as follows:

                                                                                     Segment
                                             ATServer             ATLink              Totals
                                           -----------         -----------         -----------
Revenues                                   $ 1,420,406         $   408,850         $ 1,829,256
Interest Income                                     --                  --                  --
Interest Expense                               111,533                  --             111,533
Depreciation and Amortization                       --              29,643              29,643

Net Income (Loss)                              104,218            ( 27,248)             76,970
Assets                                       1,020,004              59,289           1,079,293
Expenditures for Assets                             --                  --                  --


RECONCILIATION TO CONSOLIDATED AMOUNTS

              NET INCOME
                      Net Income for Reportable Segments                $    76,970
                      Unallocated Corporate Expenses                     (   22,915)
                                                                        -----------
                                                                        $    54,055
                                                                        ===========
                ASSETS
                      Total Assets for Reportable Segments              $ 1,079,293
                      Corporate Assets                                      400,237
                                                                        -----------
                                                                        $ 1,479,530
                                                                        ===========

OTHER SIGNIFICANT ITEMS

                                                                           Segment         Corporate       Consolidated
                                                                            Totals          Amounts           Totals
                                                                        --------------    -----------      ------------

                      Interest Income                                            --               --               --
                      Depreciation and Amortization                          29,643           22,915           52,558
                      Expenditures for Assets                                    --           43,923           43,923


GEOGRAPHIC INFORMATION

                                                             Long-Lived
                                            Revenues           Assets
                                          -------------    -------------
                     United States        $   1,765,652    $     318,205
                     Canada                      63,604               --
                                          -------------    -------------
                                          $   1,829,256    $     318,205
                                          =============    =============

                      ADVANCED SYSTEMS INTERNATIONAL, INC.

================================================================================


                     NOTE E - INDUSTRY SEGMENTS (CONTINUED)
The Company's operations by business segment for the nine months ended September 30, 2001 is as follows:

                                                                                      Segment
                                              ATServer             ATLink              Totals
                                            -----------         -----------        -----------
Revenues                                   $  2,743,755         $   622,138        $ 3,365,893
Interest Income                                     --                  --                  --
Interest Expense                                332,716                 --             332,716
Depreciation and Amortization                       --               88,929             88,929

Net Loss                                     (1,356,564)           (502,751)        (1,859,315)
Assets                                        1,020,004              59,289          1,079,293
Expenditures for Assets                             --                  --                  --

RECONCILIATION TO CONSOLIDATED AMOUNTS

              NET LOSS
                      Net Loss for Reportable Segments                  $(1,859,315)
                      Unallocated Corporate Expenses                     (   63,558)
                                                                        -----------
                                                                        $(1,922,873)
                                                                        ===========
                ASSETS
                      Total Assets for Reportable Segments              $ 1,079,293
                      Corporate Assets                                      400,237
                                                                        -----------
                                                                        $ 1,479,530
                                                                        ===========

OTHER SIGNIFICANT ITEMS

                                                                           Segment         Corporate       Consolidated
                                                                            Totals          Amounts           Totals
                                                                        --------------    -----------      ------------
                      Interest Income                                            --               --               --
                      Depreciation and Amortization                          88,929           63,558          152,487
                      Expenditures for Assets                                    --           64,418           64,418


GEOGRAPHIC INFORMATION

                                                             Long-Lived
                                            Revenues           Assets
                                          -------------    -------------
                     United States        $   3,133,012    $     318,205
                     Canada                     232,881               --
                                          -------------    -------------
                                          $   3,365,893    $     318,205
                                          =============    =============

The Company's operations by business segment for the three months ended September 30, 2000 is as follows:

                                                                                                    Segment
                                                            ATServer              ATLink            Totals
                                                          -----------           ---------         -----------
Revenues                                                  $  1,637,282         $   63,736         $ 1,701,018
Interest income                                                    --                  --                  --
Interest expense                                                41,779              7,724              49,503
Depreciation and amortization                                      --              29,643              29,643
Net loss                                                      (303,949)          (416,026)           (719,975)
Assets                                                       2,551,977            177,861           2,719,838
Expenditures for assets                                            --                  --                  --

RECONCILIATION TO CONSOLIDATED AMOUNTS

    NET LOSS
       Net loss for reportable segments                                                           $(  719,975)
       Unallocated corporate expenses                                                              (   25,195)
                                                                                                  -----------
                                                                                                  $(  745,170)
                                                                                                  ===========
    ASSETS
       Total assets for reportable segments                                                       $ 2,719,838
       Corporate assets                                                                               738,207
                                                                                                  -----------
                                                                                                  $ 3,458,045
                                                                                                  ===========


OTHER SIGNIFICANT ITEMS

                                            SEGMENT           CORPORATE        CONSOLIDATED
                                             TOTALS             AMOUNT            TOTALS
                                           ----------        -----------       ------------
Interest income                            $       --        $      564        $      564
Depreciation and amortization                  29,643            25,759            55,402
Expenditures for assets                            --             8,784             8,784

GEOGRAPHIC INFORMATION

                                                                               LONG-LIVED
                                                              REVENUES            ASSETS
                                                             ----------        ----------
United States                                               $ 1,577,267        $  392,409
Canada                                                          123,751                --
                                                             ----------        ----------
                                                            $ 1,701,018        $  392,409
                                                             ==========        ==========

The Company's operations by business segment for the nine months ended September 30, 2000 is as follows:

                                                                                                     Segment
                                                            ATServer             ATLink              Totals
                                                          -----------         -----------         -----------
Revenues                                                  $ 4,104,054         $   385,060         $ 4,489,114
Interest income                                                    --                  --                  --
Interest expense                                              137,475              58,322             195,797
Depreciation and amortization                                      --              88,929              88,929
Net loss                                                   (2,149,514)         (1,254,727)         (3,404,240)
Assets                                                      2,551,977             177,861           2,729,838
Expenditures for assets                                            --                  --                  --

RECONCILIATION TO CONSOLIDATED AMOUNTS

    NET LOSS
       Net loss for reportable segments                                                           $(3,404,241)
       Unallocated corporate expenses                                                              (   72,304)
                                                                                                  -----------
                                                                                                  $(3,476,545)
                                                                                                  ===========
    ASSETS
       Total assets for reportable segments                                                       $ 2,729,838
       Corporate assets                                                                               738,207
                                                                                                  -----------
                                                                                                  $ 3,468,045
                                                                                                  ===========

OTHER SIGNIFICANT ITEMS

                                            SEGMENT           CORPORATE        CONSOLIDATED
                                             TOTALS             AMOUNT            TOTALS
                                           ----------        -----------       ------------
Interest income                            $       --        $    2,079        $    2,079
Depreciation and amortization                  88,929            74,383           163,312
Expenditures for assets                            --            30,164            30,164


GEOGRAPHIC INFORMATION

                                                                               LONG-LIVED
                                                              REVENUES            ASSETS
                                                             ----------        ----------

United States                                                $4,015,688        $  392,409
Canada                                                          473,426                --
                                                             ----------        ----------
                                                             $4,489,114        $  392,409
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

A summary of the significant effects of the restatement for the three and nine months ended September 30, 2000 is as follows:

                                       As previously reported                 As restated

                                    Three months      Nine months     Three months   Nine months
                                     ended September 30, 2000          ended September 30, 2000
                                   -------------      -----------     ------------   -----------
Revenue                            $ 1,443,388        $ 5,269,850     $ 1,701,018    $ 4,489,114

Gross profit                       $ 1,376,726        $ 5,123,490     $ 1,209,855    $ 3,188,842

Net (loss)                         $(1,002,800)       $(1,833,741)    $(  745,170)   $(3,476,545)

Loss per share-basic and diluted   $    (0.07)        $   (0.20)      $   (0.05)     $   (0.26)


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

         As stated in Note F to the consolidated financial statements, the Company's financial have been restated. The accompanying management's discussion and analysis give effect to that restatement. The information in this section should be read together with the consolidated financial statements that are included elsewhere in the 10-QSB.

           This discussion includes certain forward-looking statements about the Company's business and its expectations, including statements relating to the demand for products and services, revenue growth rates, and the availability of cash, investments, and operating cash flow. Any such statements are subject to risk that could cause the actual results to vary materially from expectations.

SUMMARY

         Advanced Systems International, Inc. (AdSys) and the industry have experienced a slowdown in software project initiatives. The broad economic downturn and the uncertainties associated with it, coupled with the Company's experience that "Fortune 1000" IT Managers continue to focus efforts towards assessing their e-business initiatives as well as new security measures in light of the recent terrorism acts, have caused a continued delay in software project purchasing decisions. AdSys believes that its new product offerings that track production activities, materials, fulfillment and ever-critical labor and biometric data address this focus and will therefore be included in customers' e-business and security initiatives. Currently, AdSys is identifying opportunities for growth, including the negotiation of strategic partnerships and joint ventures that will enable it to broaden competitive opportunities, shorten sales cycles and improve deliverables. The Company is expecting further penetration into industries such as airlines, automotive supply, food processing, entertainment, furniture manufacturing, paper and forestry products, and other manufacturing sectors.

         AdSys has identified a significant opportunity to provide comprehensive labor and inventory data within the high growth business to business (B2B) market. Building on its proven labor management technology, AdSys has expanded its product offering to include a web-based tool set that tracks critical production inventory, fulfillment and labor data in real-time to support the cost efficient, streamlined supply chain and enterprise-wide e-business initiatives of its customers. Through the enhancement and integration of the Company's two main product suites Laborview (web-based ATServer product) and ATLink, combined with strong partnerships, customers now have a one stop shop for software and services to track labor costs, manage security, integrate disparate devices and ERP systems and tie that information together within a unified interface enabling companies to track and calculate all costs associated with running their businesses. ATServer is a registered trademark of AdSys; the Company also claims common-law and pending trademark rights in ATLink.

RESULTS OF OPERATIONS - RESULTS OF NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

REVENUES

The Company experienced a decrease in revenues to $3,365,893 for the nine months ended September 30, 2001, from $4,489,114 for the nine months ended September 30, 2000, a decrease of $1,123,221 or 25%. The Company attributes this decrease to factors that continue to delay its customers' IT purchases. The widespread economic downturn has deterred companies from technology spending, the widely held belief that many IT Managers continue to attempt to prioritize e-business initiatives, therefore delaying purchasing decisions. The Company continues to focus on Fortune 1000 clientele, which requires an extended sales cycle. However, the Company has experienced a certain level of penetration into its target markets. The Company had a net loss of $1,922,873 for the nine months ended September 30, 2001 as compared with a net loss of $3,476,545 for the nine months ended September 30, 2000, a difference of $1,553,672. This difference is largely attributable to the reduction in the costs required to support the lower level of sales for the nine month period and in the Company's aggressive cost-cutting
                                            15
initiatives, which commenced in January 2001.

ATServer (R) is a workforce management, client/server and web-based software package. ATServer collects, processes, and distributes key employee labor data throughout user organizations. ATServer-related revenue amounted to $2,743,755 and $4,104,054 for the nine months ended September 30, 2001 and 2000, respectively, a decrease of $1,360,299 or 33%. The decrease is primarily due to the economic slowdown and the corresponding delay in the implementation of software project initiatives.


The ATLink (TM) product is an integration enabling product that facilitates data flows between legacy and/or application software within an enterprise and extends to enterprise applications of both customers and vendors. ATLink-related revenue increased to $622,138 from $385,060, an increase of $237,078 or 62% in the nine months ended September 30, 2001 and 2000,respectively. This increase is primarily due to the initial implementation of new contracts.


GROSS PROFIT

The Company had gross profit of $2,220,629 (66% of total revenues) and $3,188,842 (71% of total revenues) for the nine months ended September 30, 2001 and 2000, respectively. This represents a decrease in gross profit of $968,573 or 30%. This decrease is due primarily to lower revenues, primarily in the delivery of professional services, which have higher gross margins, in 2001 from 2000.

ATServer-related gross profit was $1,902,791 (69% of ATServer revenue) and $3,034,647 (74% of ATServer revenue) for the nine months ended September 30, 2001 and 2000, respectively, a decrease of $1,131,856 or 37%. This decrease is due primarily to decreased ATServer revenue, primarily direct professional services sold.

ATLink-related gross profit was $317,838 (51% of ATLink revenue) and $154,195 (40% of ATLink revenue) for the nine months ended September 30, 2001 and 2000, respectively, an increase of $163,643 or 106%. This increase is due primarily to the increase in ATLink revenue.


OPERATING EXPENSES

Sales and Marketing. Sales and marketing expenses decreased to $843,498 for the nine months ended September 30, 2001, from $2,141,312 for the nine months ended September 30, 2000, a decrease of $1,297,814. The decrease was attributable to the restructuring of the Company's sales department. This cost-cutting initiative resulted in a decrease in compensation and related benefits of $810,857 for the nine months ended September 30, 2001. Costs of traveling also decreased to $101,023 for the nine months ended September 30, 2001 from $292,246 for the nine months ended September 30, 2000, a decrease of $191,223. Advertising and public relations expenses decreased by $170,292 for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

Research and Development. Research and development expenses decreased to $532,090 for the nine months ended September 30,2001, from $665,253 for the nine months ended September 30, 2000, a decrease of $133,163. The decrease reflects the reduction in research and development personnel.

General and Administrative. General and administrative expenses decreased to $2,435,198 for the nine months ended September 30, 2001, from $3,665,103 for the nine months ended September 30, 2000, a decrease of $1,229,905. This decrease is due primarily to a decrease in compensation and related benefits of $1,164,811, and a decrease in computer related costs of $64,634.

LIQUIDITY AND CAPITAL RESOURCES


The Company entered into a $2,000,000 credit facility with a commercial bank on July 28, 2000 for borrowing against its eligible accounts receivable to address liquidity needs pending customer payments. As of September 30, 2001, the outstanding balance was approximately $907,000 under this facility. Due to the Company's inability to comply with the credit facility's covenants, this facility is "due upon demand" as the Company works with the commercial bank to pay down the existing debt and attract and retain another lender at terms more favorable to the Company. As of October 31, 2001, the Company's indebtedness, including interest to the commercial bank is $798,515, $559,134 of which bears interest at the bank's prime rate plus 7 percent, (11.5% at October 31, 2001) and $239,381 of which bears interest at 8.5 percent as of October 31, 2001.

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

In May 2001 the Company secured a $2 million commitment in advance funding for work to be performed for one of its premier clients. The initial amount of $500,000 was funded immediately and the remainder was received as the Company met certain project related milestones through the third quarter of 2001.

The Company maintains an equipment leasing relationship with Primex, a private lending Company. As of September 30, 2001, the Company had approximately $231,000 of assets under equipment lease arrangements with this company.

In January 2001, the Company instituted a "down-sizing" initiative. The Company continues to pursue cost-cutting measures currently, and will act accordingly in the future as results and business conditions warrant.

The Company has, as of September 30, 2001, deficits in stockholders' equity of $4,821,385 and working capital of $5,139,590. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classifications of assets carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company is currently pursuing additional sources of capital. Future operations will be dependent upon the Company's ability to raise additional funds.


         Although the Company believes that improved operations, together with the financing described above, will yield sufficient liquidity, no assurance can be given that additional sources of capital will not be required. The Company believes sustainable profitable operations can be achieved through the down-sizing initiative that is being carried out during 2001 as well as customer acceptance of the enhanced product offerings that have been developed. The Company is considering raising additional capital as market conditions warrant in order to form a stronger capital base, and for increased investment in product development, acquisitions of and/or strategic alliances with companies with synergistic value, and resource procurement based on a definable implementation schedule or backlog. The extent to which such additional financing is available will affect the level to which the Company pursues these discretionary growth actions.

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